Form 10-Q
period 1996-03-31
GYNECARE INC
filed 1996-05-15
CIK 1002243

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

Mark One:

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996  or
                                                 ---------------

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                      For the transition period from        to
                                                    -----    -----
                            Commission file number 0-27214

                                    GYNECARE, INC.
                (Exact name of registrant as specified in its charter)

              Delaware                                94-3197941
- ---------------------------------                 ---------------------
(State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)              Identification No.)

                     235 Constitution Drive, Menlo Park, CA 94025
                     --------------------------------------------
             (Address of principal executive offices, including zip code)

         Registrant's telephone number, including area code:  (415) 614-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                Yes [ x ]   No [    ]

The number of shares of Common Stock outstanding as of May 10, 1996 was 8,158,002.

                                     TABLE OF CONTENTS

                                                                            Page

Part I.       Financial Information

         Item 1.   Financial Statements

                   Condensed Balance Sheets at March 31, 1996
                   and December 31, 1995                                    3

                   Statements of Operations for the three months
                   ended March 31, 1996 and 1995                            4

                   Statements of Cash Flows for the three months
                   ended March 31, 1996 and 1995                            5

                   Notes to Condensed Financial Statements                  6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                         14

Signatures                                                                 15

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                    GYNECARE, INC.

                               CONDENSED BALANCE SHEETS


                                                                       March 31        December 31,
                                                                         1996             1995
                                                                    ------------       -------------
                                      ASSETS                          (unaudited)
Current assets:. . . . . . . . . . . . . . . . . . . . . . . . . .
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . $  4,963,000       $  22,330,000
 Short-term investments. . . . . . . . . . . . . . . . . . . . . .    9,030,000             380,000
 Accounts receivable, net. . . . . . . . . . . . . . . . . . . . .      587,000             433,000
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,020,000           1,034,000
 Prepaids and other current assets . . . . . . . . . . . . . . . .      315,000             344,000
                                                                    ------------       -------------
  Total current assets . . . . . . . . . . . . . . . . . . . . . .   15,915,000          24,521,000
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,686,000                  --
Property and equipment, net. . . . . . . . . . . . . . . . . . . .    1,250,000           1,205,000
Prepaid royalties. . . . . . . . . . . . . . . . . . . . . . . . .    1,940,000           1,951,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      996,000             594,000
                                                                    -----------        -------------
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . $ 25,787,000       $  28,271,000
                                                                    ------------       -------------
                                                                    ------------       -------------

                                    LIABILITIES

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $   402,000       $     881,000
 Amount due to related party . . . . . . . . . . . . . . . . . . .       42,000              60,000
 Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .      387,000             294,000
 Current portion of long-term debt . . . . . . . . . . . . . . . .      291,000             270,000
                                                                    ------------       -------------
  Total current liabilities. . . . . . . . . . . . . . . . . . . .    1,122,000           1,505,000
                                                                    ------------       -------------
Long-term debt, net of current portion . . . . . . . . . . . . . .      364,000             458,000
                                                                    ------------       -------------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .    1,486,000           1,963,000
                                                                    ------------       -------------

                               STOCKHOLDERS' EQUITY


Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,000               8,000
Additional paid-in-capital . . . . . . . . . . . . . . . . . . . .   33,501,000          33,501,000
Deferred compensation. . . . . . . . . . . . . . . . . . . . . . .     (525,000)           (566,000)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .   (8,683,000)         (6,635,000)
                                                                    ------------       -------------
  Total stockholders' equity . . . . . . . . . . . . . . . . . . .   24,301,000          26,308,000
                                                                    ------------       -------------
Total liabilities and stockholders' equity . . . . . . . . . . . . $ 25,787,000        $ 28,271,000
                                                                    ------------       -------------
                                                                    ------------       -------------



      The accompanying notes are an integral part of these financial statements.

                                    GYNECARE, INC.

                               STATEMENTS OF OPERATIONS
                                     (unaudited)


                                                       Three months
                                                      ended March 31,
                                                      ---------------
                                                  1996               1995
                                            --------------      --------------
Revenues                                    $      257,000      $      209,000
Cost of goods sold                                 321,000             182,000
                                            --------------      --------------
 Gross profit                                      (64,000)             27,000
Operating expenses:
 Research and development                        1,161,000             502,000
 Selling, general and administrative             1,059,000             421,000
                                            --------------      --------------
  Total operating expenses                       2,220,000             923,000
                                            --------------      --------------
Loss from operations                            (2,284,000)           (896,000)
Interest income, net                               236,000              53,000
                                            --------------      --------------
Net loss                                    $   (2,048,000)     $     (843,000)
                                            --------------      --------------
                                            --------------      --------------
Net loss per share                                  ($0.25)             ($0.51)
                                            --------------      --------------
                                            --------------      --------------
Shares used in computing net loss per share      8,155,000           1,658,000
                                            --------------      --------------
                                            --------------      --------------




      The accompanying notes are an integral part of these financial statements.

                                    GYNECARE, INC.

                               STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                                             Three months
                                                                            ended March 31,
                                                                            ---------------
                                                                        1996                 1995
                                                                   -------------        ------------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,048,000)           (843,000)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization . . . . . . . . . . . . . . . . . .       72,000              56,000
 Amortization of deferred compensation . . . . . . . . . . . . . .       41,000                  --
 Provision for doubtful accounts . . . . . . . . . . . . . . . . .        3,000                  --
Changes in operating assets and liabilities: . . . . . . . . . . .
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .     (157,000)           (210,000)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .       14,000            (127,000)
  Prepaids and other current assets. . . . . . . . . . . . . . . .       29,000             (19,000)
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,000)             (3,000)
  Accounts payable and amount due to related party . . . . . . . .     (497,000)            (21,000)
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .       93,000             (21,000)
                                                                   -------------        ------------
   Net cash used in operating activities . . . . . . . . . . . . .   (2,458,000)         (1,188,000)
                                                                   -------------        ------------

Cash flows from investing activities:. . . . . . . . . . . . . . .
 Acquisition of property and equipment . . . . . . . . . . . . . .     (100,000)            (39,000)
 Acquisition of patent rights and
  related technical information. . . . . . . . . . . . . . . . . .     (400,000)                 --
 Purchase of investments . . . . . . . . . . . . . . . . . . . . .  (14,336,000)                 --
                                                                    ------------        ------------
    Net cash used in investing activities. . . . . . . . . . . . .  (14,836,000)            (39,000)
                                                                    ------------        ------------

Cash flows from financing activities:. . . . . . . . . . . . . . .
 Issuance of Common Stock upon exercise of
   stock options . . . . . . . . . . . . . . . . . . . . . . . . .                           41,000
 Payments on debt. . . . . . . . . . . . . . . . . . . . . . . . .      (73,000)                 --
                                                                    ------------        ------------
    Net cash used in financing activities. . . . . . . . . . . . .      (73,000)             41,000
                                                                    ------------        ------------
Net decrease in cash and cash equivalents. . . . . . . . . . . . .  (17,367,000)         (1,186,000)
Cash and cash equivalents at beginning of period . . . . . . . . .   22,330,000           4,106,000
                                                                    ------------        ------------
Cash and cash equivalents at end of period . . . . . . . . . . . .$   4,963,000        $  2,920,000
                                                                   -------------        ------------
                                                                   -------------        ------------

Supplemental disclosure of noncash
 investing and financing activities: . . . . . . . . . . . . . . .
 Interest paid during the period . . . . . . . . . . . . . . . . .     $ 18,000                  --
                                                                        --------              ------
                                                                        --------              ------


      The accompanying notes are an integral part of these financial statements.

                                    GYNECARE, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    MARCH 31, 1996
                                     (unaudited)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

    The financial statements should be read in conjunction with the audited financial statements and notes thereto included in Gynecare's (the Company's) Annual Report on Form 10-K, for the year ended December 31, 1995, filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

2   CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND INVESTMENTS

    All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents. The Company accounts for investments under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), whereby investments that are deemed by management to be held-to-maturity are reported at amortized cost. All investments as of March 31, 1996 are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value.

3.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:


                                       March 31,           December 31,
                                        1996                  1995
                                      -------------        -------------
    Raw materials                     $   117,000          $   194,000
    Work-in-process                       364,000              462,000
    Finished goods                        539,000              378,000
                                      -------------        -------------
                                        $1,020,000          $1,034,000
                                      -------------          ----------
                                      -------------          ----------


PART I.       Continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of operations

    THIS SECTION OF THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SUBSECTION ENTITLED "FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK" COMMENCING ON PAGE 9.

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A contained in the Company's 1995 Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

RESULTS OF OPERATIONS

    Revenues increased 23% to $257,000 in the first quarter of fiscal 1996 from $209,000 in the first quarter of fiscal 1995. The corresponding cost of goods sold increased to $321,000 in the first quarter of fiscal 1996 from $182,000 for
the first quarter of fiscal 1995.   All of the revenues to-date have been
generated from international sales of the Uterine Balloon Therapy -TM- system. The growth in revenues over the first quarter of fiscal 1995 was the result of the continued expansion of international sales of the Uterine Balloon Therapy system. The corresponding increase in cost of goods sold was the result of excess capacity incurred as the Company commenced operations in its new manufacturing facility in Menlo Park, California and the costs of product to support the Company's ongoing efforts to achieve third-party reimbursement in international markets.

    The Company's research and development expenses increased to $1,161,000 for the quarter ended March 31, 1996 from $502,000 for the corresponding period in fiscal 1995, primarily due to the initiation of the U.S. clinical trials of the Uterine Balloon Therapy system in January 1996, increased expenditures associated with the continuing development of the Uterine Balloon Therapy system and the ongoing investigation into several other potential products recently licensed by the Company.

    The Company's selling, general and administrative expenses increased to $1,059,000 for the first quarter of fiscal 1996 from $421,000 for the corresponding period in fiscal 1995. The increase was primarily the result of Gynecare's investment in sales and marketing activities focused on obtaining reimbursement in international markets and managing the international distributor network. These activities included the launch of clinical studies in several European markets during the first quarter of fiscal 1996. Growth in the Company's sales and marketing, accounting and administrative staff from six employees at March 31, 1995 to eleven at March 31, 1996 further contributed to the increase in selling, general and administrative expenses.

    Interest income increased to $236,000 for the period ended March 31, 1996 from $53,000 for the period ended March 31, 1995. The increase was primarily the result of the increased level of cash and investments held by the Company during the first quarter of fiscal 1996 compared to the first quarter of 1995 as a result of the sale of Preferred Stock of Gynecare to investors in May 1995 and the completion of the Company's initial public offering in November 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's cash expenditures have significantly exceeded its revenues, resulting in an accumulated deficit of $8,683,000 at March 31, 1996. The Company has funded its operations primarily through the private placement of equity securities aggregating $15,361,000 and the completion of its initial public offering in November 1995 aggregating net proceeds of $15,223,000.

    Cash used by the Company's operations was $2,458,000 for the quarter ended March 31, 1996 as compared to $1,188,000 for the corresponding period of fiscal 1995. This cash was used primarily to fund the launch of the U.S. clinical trials, which began in January 1996, the expansion of marketing programs for the Uterine Balloon Therapy system in international markets, the costs of obtaining reimbursement in existing markets, the increasing levels of research and development of the Uterine Balloon Therapy system and increased general and administrative expenses to support increased operations.

    The Company's capital expenditures for the first quarter of fiscal 1996 and for the corresponding quarter of fiscal 1995 were $100,000 and $39,000, respectively. The increased level of capital expenditures during the first quarter of 1996 was due primarily to the Company's increased operations and its
relocation to a new facility during the fourth quarter of 1995.   The Company
plans to finance its capital needs for the immediate future principally from the net proceeds of its initial public offering and interest thereon, its other capital resources, and, to the extent available, from bank and lease financing.

    During the first quarter of fiscal 1996, the Company exercised its option to extend its license and OEM supply agreement with Gyrus Medical, Inc. ("Gyrus") for an innovative electro-vaporization technology to include the field of laparoscopy. Under the terms of the new arrangement, this technology, initially targeted by Gynecare for hysteroscopic applications, will be adapted for laparoscopic use in the treatment of gynecological conditions, such as serosal uterine fibroids and endometriosis, as well as general surgical indications. A $400,000 deposit on this OEM supply agreement was made in March 1996. Additional deposits of up to $600,000 will be due over the next 12 to 24 months.

    In July 1995, the Company obtained a $750,000 secured credit facility. At March 31, 1996, the Company had borrowed $655,000 under this facility, net of repayments. Borrowings bear interest at the bank's prime rate plus 1.5% per annum, are required to be repaid in monthly installments over 30 months, and are secured by a pledge of all of the Company's equipment and fixtures. In February 1996, the Company obtained an additional $500,000 under the secured credit facility. As under the original facility, borrowings bear interest at the bank's prime rate plus 1.5% per annum.

    The Company believes that its cash, cash equivalents and investments together with interest thereon will be sufficient to fund its operations through mid-1997*. However, Gynecare's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements also depend on the resources required to hire and develop a direct sales force in the United States, the resources required to expand manufacturing capacity and facilities requirements, the extent to which the Company's products generate market acceptance and demand, and other factors. As such, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    During March 1995, the Financial Accounting Standards Board issued
Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (Statement 121) which requires the Company to review for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. Statement 121 is effective for the Company's fiscal year 1996. The Company has studied the implications of the statement and, based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.


- --------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Stockholders are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 9, for a discussion of factors that could affect future performance.

    During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company plans to adopt SFAS No. 123 during fiscal 1996 utilizing the disclosure alternative.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

    Gynecare operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

    DEPENDENCE ON UTERINE BALLOON THERAPY SYSTEM; EARLY STAGE OF CLINICAL TESTING. Currently, the Uterine Balloon Therapy system is the only product being marketed by the Company. The Company will be required to perform additional clinical trials and obtain regulatory approvals, including PMA approval from the FDA, before the product can be marketed in the United States and in certain foreign countries, including Japan. To date, the Company has had only limited international sales of the product. There can be no assurance that the Company's efforts will be successful or that the Uterine Balloon Therapy system or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory or reimbursement authorities or successfully marketed. Furthermore, because the Uterine Balloon Therapy system represents the Company's principal near-term focus, the Company could be required to cease operations if the Uterine Balloon Therapy system is not successfully commercialized. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. Although there has been a significant success rate in the patients treated to date under the current protocol for the Uterine Balloon Therapy system, there is only limited follow-up data for such patients. As a result, there can be no assurance that the success rate of the procedure will be sustainable or will not decrease over time. If the Uterine Balloon Therapy system does not prove to be safe and effective in clinical trials, there would be a material adverse effect on the Company's business, financial condition and results of operations.

    LIMITED OPERATING HISTORY AND REVENUES; ANTICIPATED FUTURE LOSSES. The Company has generated only limited revenues to date and has experienced net losses since its inception. As of March 31, 1996, the Company had an accumulated deficit of $8.7 million. The Company expects its operating losses to continue for at least the next several years. In addition, the Company expects that it will continue to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. There can be no assurance that the Uterine Balloon Therapy system will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

    UNCERTAINTY OF MARKET ACCEPTANCE. The Company's success is dependent upon acceptance of Uterine Balloon Therapy by the medical community as a reliable, safe and cost-effective treatment for excessive menstrual bleeding. The Company is unable to predict how quickly, if at all, its products will be accepted by the medical community or, if accepted, the number of procedures that will be performed. The medical indications that can be treated with Uterine Balloon Therapy can also be treated by surgery, drugs or other medical devices. Although the Company believes that its products have certain advantages over competing products and technologies, the Company does not have sufficient clinical data demonstrating such advantages. There can be no assurance that any such advantages will be clinically significant. The Uterine Balloon Therapy system is designed to be used with a local anesthetic in a clinic or physician's office. If physicians recommend or require that Uterine Balloon Therapy be performed under general anesthesia in a hospital or outpatient surgery center instead of under local anesthesia in a clinic or physician's office, market acceptance of the Uterine Balloon Therapy system would be adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes its product may be adaptable to other uterine bleeding disorders, there can be no assurance that the Company's product will be clinically effective for any other indications, that regulatory approval of the Company's product for such other indications could be obtained, that treatment of such conditions would be commercially feasible or that additional markets for any such indications will develop. Obtaining FDA approval to market the Uterine Balloon Therapy system for other indications is likely to require a long period of time and considerable expense. Patient population estimates are subject to inherent uncertainties, and the Company is unable to determine with any degree of certainty the number of patients for any indication or the number of patients who are suitable for treatment.

    POTENTIAL FLUCTUATIONS IN FUTURE QUARTERLY RESULTS. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control. These factors include actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company establishes its international distributor network, the timing and size of distributor purchases, the progress of clinical trials and the introduction of alternative means for treating excessive menstrual bleeding.

    LIMITED MANUFACTURING EXPERIENCE; Dependence on Single Contract Manufacturers and Sole Source Suppliers; Scale-up Risk. The Company only recently commenced manufacture of certain components of its products and depends on contract manufacturers for the production of certain components of the Uterine Balloon Therapy system. The Company expects to continue to depend on such manufacturers for the foreseeable future. The integration of the Company's operations into new facilities in November 1995 may result in inefficiencies and delays. Specifically, manufacturers often encounter difficulties in production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company may experience a shortage of manufacturing capacity if the new facility fails to operate as planned. Although the Company intends to maintain sufficient levels of inventory to avoid any material disruption resulting from the scale-up of the new facility and transition to in-house manufacturing, there can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for United States and international clinical trials and commercial sales. Additionally, any delay or difficulty in commencing manufacturing activities at the new facility may have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects that gross margins may decrease in the short term following the commencement of manufacturing, due to manufacturing start-up and overhead costs being spread over low production volumes.

    DEPENDENCE UPON INTERNATIONAL DISTRIBUTORS AND SALES. To date, all of the Company's sales of the Uterine Balloon Therapy system have been outside the United States, and the Company anticipates that all of its revenues for the next several years will continue to be derived from international sales. The Company markets and sells its products internationally through a network of distributors. The Company's international sales are dependent upon the marketing efforts of, and sales by, these distributors. The Company may also rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets. In general, the Company has chosen to operate through small distribution firms because of its belief that these firms will devote greater attention to the Company's products. The use of small distributors increases the risks associated with financial instability, which includes the risk that distributors will cease operations or will be unable to satisfy financial obligations to the Company. If a distributor were to fail to invest adequate capital promoting the Company's products or were to cease operations, the Company would likely be unable to achieve significant sales in the territory. In addition, because the Company has only recently commenced international sales, it has only limited sell-through experience with many of its distributors. Gynecare also does not currently have distributors in a number of significant international markets that it has targeted and will need to establish additional international distribution relationships. There can be no assurance that the Company will engage qualified distributors in a timely manner. The failure to engage such distributors would have a material adverse effect on the Company's business, financial condition and results of operations.

    A number of other risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations and fluctuations in foreign currency exchange rates. There can be no assurance that the Company will be able to successfully commercialize the Uterine Balloon Therapy system or any future product in any international market.

    UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT. The Company's success will be dependent upon, among other things, its ability to obtain satisfactory reimbursement from health care payors for the Uterine Balloon Therapy system. The Company does not expect that third-party reimbursement will be available, if at all, for use of the Uterine Balloon Therapy system in the United States unless and until FDA approval is received. If FDA approval is received, third-party reimbursement for the Uterine Balloon Therapy system would be dependent upon decisions by the HCFA for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. While the Company believes the Uterine Balloon Therapy procedure may be reimbursed in the United States under existing procedure codes for endometrial ablation, there can be no assurance that this will occur or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to assure profitability.

    Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country by country basis. Many international markets have government managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government managed systems. Large scale market acceptance of the Uterine Balloon Therapy system will depend on the availability and level of reimbursement in international markets targeted by the Company. Currently, the Uterine Balloon Therapy system has not been approved for reimbursement in any international market. Obtaining reimbursement approvals can require 12 to 18 months or longer. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all.

    GOVERNMENT REGULATION. The manufacture and sale of medical devices, including the Uterine Balloon Therapy system, are subject to extensive regulation by numerous government authorities in the United States and other countries. In the United States, the Uterine Balloon Therapy system is regulated as a medical device and is subject to the FDA's PMA requirements. As a result, the Company will not be able to commence marketing and commercial sales of the Uterine Balloon Therapy system in the United States unless and until it receives PMA approval for marketing of such product from the FDA. The Uterine Balloon Therapy system is in the early stages of human clinical investigation and will require completion of the clinical study prior to any filing for regulatory approval. There can be no assurance as to whether or when the Company will complete the required clinical trials, whether safety and efficacy data collected during clinical trials will be sufficient to support a PMA filing or whether the Company will receive PMA approval for any of its products. In addition, if approval is received, there can be no assurance that it would not be for a more limited indication than the Company has requested, which could limit the addressable market of the Uterine Balloon Therapy system and have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to conduct additional clinical trials for the Uterine Balloon Therapy system which may result in substantial costs and delays. In addition, changes in existing regulations or adoption of new government regulations or policies could prevent or delay regulatory approval of the Company's products. Furthermore, if PMA approval is granted, subsequent modifications to the approved device or manufacturing process may require a PMA supplement or may require the submission of a new PMA, which could require substantial additional clinical efficacy data and FDA review. Failure to obtain PMA approval or to obtain such approval on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's future product plans call for the introduction of a uterine fibroid removal system which is currently under development using the technology licensed from Gyrus. In the United States, the Company intends to seek clearance to market the uterine fibroid removal system through a 510(k) premarket notification. A 510(k) premarket notification must be supported by appropriate data establishing, to the satisfaction of the FDA, that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 1976, or to a device that the FDA has found to be substantially equivalent to a legally marketed pre-1976 device. Commercial distribution of a device for which a 510(k) premarket notification is required can begin only after the FDA issues an order finding the device to be substantially equivalent to a predicate device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) submission, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling the uterine fibroid removal system in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies or require the Company to seek premarket approval through the submission of a PMA. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its 510(k) clearance, any of which could limit the Company's ability to market the uterine fibroid removal system.

    The Company will be required to adhere to applicable FDA regulations regarding GMP and similar regulations in other countries, which include testing, control and documentation requirements. The Company's success will depend in part on its ability to manufacture its products in compliance with GMP and EN 46001 and other regulatory requirements, in sufficient quantities and in a timely manner, while maintaining product quality and acceptable manufacturing costs. Failure to increase production volumes in a timely or cost-effective manner or to maintain compliance with GMP and EN 46001 and other regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

    Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Failure to comply with applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, FDA warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The requirements for approval for sale internationally may differ from those required for FDA approval. In Europe, the Company will be required to obtain the certifications necessary to enable the CE mark to be affixed to the Company's products by mid-calendar 1998 in order to continue commercial sales in member countries of the European Union. Although the Company has obtained all such certifications for its Uterine Balloon Therapy system, there can be no assurance that it will be able to obtain certifications for its future products in a timely manner, if at all. A failure to obtain any such certifications could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON LICENSES, PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success depends in part on its ability to retain licenses, obtain patent protection for products and processes, and preserve its trade secrets and proprietary technology. The Company's one issued United States patent was assigned to the Company by Origin pursuant to a royalty-bearing agreement covering potential future modifications to the Uterine Balloon Therapy system. Additionally, pursuant to such agreement, the Company granted to Origin a non-exclusive, royalty-free license under such patent for use in fields other than gynecology. The validity and breadth of claims covered in medical device technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents from pending patent applications or from any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. For example, a third party has challenged the issuance of certain claims in a patent application filed in Australia. Additionally, certain of the Company's licenses provide that the license rights revert back to the licensors in the event of material breach of the license agreements, including failure to pay minimum royalty amounts or milestone payments when due, or failure to purchase certain quantities of product from the licensor. To the extent license rights are involved, the Company is dependent upon technology licensors to prosecute their patents in the United States and in foreign countries. The reversion of rights under the Company's license agreements or failure of the licensors to fully prosecute patents would have a material adverse effect on the Company's business, financial condition and results of operations.

    There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued or licensed to the Company, protect trade secrets or know-how owned by the Company, defend the Company against claimed infringement of the rights of others or determine the ownership, scope or validity of the proprietary rights of the Company and others. An adverse determination in any such litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of such an adverse determination, there can be no assurance whether a license would be offered on terms acceptable to the Company, or at all.

PART II.      OTHER INFORMATION


Item 6.       (a)  Exhibits

                   10.1 Supply and Manufacturing License Agreement with Gyrus Medical, Ltd. dated July 24, 1995 as amended by Amendment 1 dated December 13, 1995 and Amendment 2 dated March 31, 1996 *
                   11.1 Computation of Net Loss Per Share
                   27.1 Financial Data Schedule

              (b)  Reports on Form 8-K

                   No Reports on Form 8-K were filed during the quarter.


              ----------------------
              *  Confidential treatment requested as to certain
                 portions of this document.
                                          14

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GYNECARE, INC.




                             By:  /s/ MALCOLM M. FARNSWORTH, JR.
                                   ------------------------------
                                  Malcolm M. Farnsworth, Jr.
                                  Vice President, Finance and
                                  Chief Financial Officer (Principal
                                  Financial Officer), Secretary




                             Date:    May 13, 1996
                                  ----------------------