Form 10-Q
period 1996-06-30
GYNECARE INC
filed 1996-08-14
CIK 1002243

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

Mark One:

/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 1996  or
                                                  --------------
/   /    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934


                       For the transition period from      to
                                                      ----    ----


                            Commission file number 0-27214

                                    GYNECARE, INC.
                (Exact name of registrant as specified in its charter)

                      Delaware                            94-3197941
                --------------------                 ----------------------
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

                                      Yes / X /  No /   /

The number of shares of Common Stock outstanding as of August 7, 1996 was 8,175,638.

                                  TABLE OF CONTENTS

                                                                      Page

Part I. Financial Information

        Item 1. Financial Statements

                Condensed Balance Sheets at June 30, 1996
                and December 31, 1995                                   3

                Statements of Operations for the three and six
                months ended June 30, 1996 and 1995                     4

                Statements of Cash Flows for the six months
                ended June 30, 1996 and 1995                            5

                Notes to Condensed Financial Statements                 6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     7

Part II.Other Information

        Item 4. Submission of Matters to a Vote of Security Holders    14

        Item 6. Exhibits and Reports on Form 8-K                       14

Signatures                                                             15

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                    GYNECARE, INC.

                               CONDENSED BALANCE SHEETS


                                                     June 30,      December 31,
                                                       1996           1995
                                                   -------------  --------------
                           ASSETS                   (unaudited)
    Current assets:
     Cash and cash equivalents. . . . . . . . . . $  3,905,000   $  22,330,000
     Short-term investments . . . . . . . . . . .   13,289,000         380,000
     Accounts receivable, net . . . . . . . . . .      540,000         433,000
     Inventories. . . . . . . . . . . . . . . . .      864,000       1,034,000
     Prepaids and other current assets. . . . . .      215,000         344,000
                                                   ------------    ------------
      Total current assets. . . . . . . . . . . .   18,813,000      24,521,000
     Property and equipment, net. . . . . . . . .    1,430,000       1,205,000
     Prepaid royalties. . . . . . . . . . . . . .    1,927,000       1,951,000
     Other assets . . . . . . . . . . . . . . . .      988,000         594,000
                                                   ------------    ------------
      Total assets. . . . . . . . . . . . . . . . $ 23,158,000   $  28,271,000
                                                   ------------    ------------
                                                   ------------    ------------

                        LIABILITIES

    Current liabilities:
     Accounts payable . . . . . . . . . . . . . .  $   415,000     $   941,000
     Accrued expenses . . . . . . . . . . . . . .      334,000         294,000
     Current portion of long-term debt. . . . . .      291,000         270,000
                                                   ------------    ------------
      Total current liabilities . . . . . . . . .    1,040,000       1,505,000
                                                   ------------    ------------
    Long-term debt, net of current portion. . . .      291,000         458,000
                                                   ------------    ------------
      Total liabilities . . . . . . . . . . . . .    1,331,000       1,963,000
                                                   ------------    ------------

                    STOCKHOLDERS' EQUITY
    Common Stock. . . . . . . . . . . . . . . . .        8,000           8,000
    Additional paid-in-capital. . . . . . . . . .   33,580,000      33,501,000
    Deferred compensation . . . . . . . . . . . .     (472,000)       (566,000)
    Accumulated deficit . . . . . . . . . . . . .  (11,289,000)     (6,635,000)
                                                   ------------    ------------
     Total stockholders' equity . . . . . . . . .   21,827,000      26,308,000
                                                   ------------    ------------
      Total liabilities and stockholders' equity  $ 23,158,000    $ 28,271,000
                                                   ------------    ------------
                                                   ------------    ------------

The accompanying notes are an integral part of these condensed financial statements.

                                    GYNECARE, INC.

                               STATEMENTS OF OPERATIONS
                                     (unaudited)


                                                                  Three months             Six months
                                                                 ended June 30,           ended June 30,
                                                                 --------------           --------------
                                                                1996        1995          1996         1995
                                                           -----------  -----------   -----------  -----------
Revenues. . . . . . . . . . . . . . . . . . . . . . . .   $   218,000  $   285,000   $   475,000  $   494,000
Cost of goods sold  . . . . . . . . . . . . . . . . . .       379,000      230,000       700,000      412,000
                                                           -----------  -----------   -----------  -----------
Gross profit. . . . . . . . . . . . . . . . . . . . . .      (161,000)      55,000      (225,000)      82,000
Operating expenses:
Research and development. . . . . . . . . . . . . . . .     1,343,000      521,000     2,504,000    1,023,000
Selling, general and administrative . . . . . . . . . .     1,296,000      649,000     2,355,000    1,070,000
                                                           -----------  -----------   -----------  -----------
Total operating expenses. . . . . . . . . . . . . . . .     2,639,000    1,170,000     4,859,000    2,093,000
                                                           -----------  -----------   -----------  -----------
Loss from operations. . . . . . . . . . . . . . . . . .    (2,800,000)  (1,115,000)   (5,084,000)  (2,011,000)
Interest income, net. . . . . . . . . . . . . . . . . .       194,000      110,000       430,000      163,000
                                                           -----------  -----------   -----------  -----------
Net loss  . . . . . . . . . . . . . . . . . . . . . . .   $(2,606,000) $(1,005,000)  $(4,654,000) $(1,848,000)
                                                           -----------  -----------   -----------  -----------
                                                           -----------  -----------   -----------  -----------
Net loss per share. . . . . . . . . . . . . . . . . . .   $     (0.32) $     (0.60)  $     (0.57)   $   (1.11)
                                                           -----------  -----------   -----------  -----------
                                                           -----------  -----------   -----------  -----------
Shares used in computing net loss per share . . . . . .     8,160,000    1,670,000     8,157,000    1,664,000
                                                           -----------  -----------   -----------  -----------
                                                           -----------  -----------   -----------  -----------

The accompanying notes are an integral part of these condensed financial statements.

                                    GYNECARE, INC.


                               STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                            Six months
                                                          ended June 30,
                                                       1996           1995
                                                  -------------   -------------

Cash flows from operating activities:
 Net loss . . . . . . . . . . . . . . . . . . . . $ (4,654,000)   $ (1,848,000)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization. . . . . . . . . .      135,000          75,000
 Amortization of deferred compensation. . . . . .       94,000          14,000
 Provision for doubtful accounts. . . . . . . . .       32,000              --
 Changes in operating assets and liabilities:
  Accounts receivable . . . . . . . . . . . . . .     (139,000)       (382,000)
  Inventories . . . . . . . . . . . . . . . . . .      170,000        (585,000)
  Prepaids and other current assets . . . . . . .      129,000         (56,000)
  Other assets. . . . . . . . . . . . . . . . . .           --           6,000
  Accounts payable and amount due to related
   party. . . . . . . . . . . . . . . . . . . . .     (526,000)        139,000
  Accrued expenses. . . . . . . . . . . . . . . .       40,000         (53,000)
                                                  -------------   -------------
   Net cash used in operating activities. . . . .   (4,719,000)     (2,690,000)
                                                  -------------   -------------

Cash flows from investing activities:
 Acquisition of property and equipment. . . . . .     (330,000)       (254,000)
 Acquisition of patent rights and
  related technical information . . . . . . . . .     (400,000)             --
 Purchase of investments. . . . . . . . . . . . .  (20,444,000)             --
 Maturity of investments. . . . . . . . . . . . .    7,535,000
 Other assets . . . . . . . . . . . . . . . . . .           --         (44,000)
                                                  -------------   -------------
    Net cash used in investing activities . . . .  (13,639,000)       (298,000)
                                                  -------------   -------------
Cash flows from financing activities:
 Proceeds from issuance of Preferred
  Stock, net of issuance costs. . . . . . . . . .           --       9,353,000
 Proceeds from issuance of Common Stock . . . . .       79,000          62,000
 Payments on debt . . . . . . . . . . . . . . . .     (146,000)             --
                                                  -------------   -------------
    Net cash provided by/(used in) financing
     activities . . . . . . . . . . . . . . . . .      (67,000)      9,415,000
                                                  -------------   -------------
Net decrease in cash and cash equivalents . . . .  (18,425,000)      6,427,000
Cash and cash equivalents at beginning of period.   22,330,000       4,106,000
                                                  -------------   -------------
Cash and cash equivalents at end of period. . . .$   3,905,000   $  10,533,000
                                                  -------------   -------------
                                                  -------------   -------------
Supplemental disclosure of noncash
  investing and financing activities:
  Interest paid during the period . . . . . . . .   $  38,000               --
                                                  -------------   -------------
                                                  --------------  --------------


The accompanying notes are an integral part of these condensed financial statements.

                                    GYNECARE, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)


1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

    The financial statements should be read in conjunction with the audited financial statements and notes thereto included in Gynecare's (the Company's) Annual Report on Form 10-K, for the year ended December 31, 1995, filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

2.  CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND INVESTMENTS

    All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents. The Company accounts for investments under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), whereby investments that are deemed by management to be held-to-maturity are reported at amortized cost. All investments as of June 30, 1996 are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value.

3.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:


                                             June 30,      December 31,
                                               1996            1995
                                           ----------      ------------
    Raw materials                          $  112,000      $  194,000
    Work-in-process                           300,000         462,000
    Finished goods                            452,000         378,000
                                            ----------      ----------
                                           $  864,000      $1,034,000
                                            ----------      ----------
                                            ----------      ----------

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

RESULTS OF OPERATIONS

         Revenues decreased 24% to $218,000 in the second quarter of fiscal 1996 and 4% to $475,000 in the first half of fiscal 1996, from $285,000 and $494,000 in the corresponding periods of fiscal 1995. All of the revenues to date have been generated from international sales of the Uterine Balloon Therapy-TM- system. The decrease in revenues from those of corresponding periods of the prior year was the result of the timing and size of distributor purchases.

         Cost of goods sold increased 65% to $379,000 in the second quarter of fiscal 1996 and 70% to $700,000 in the first half of fiscal 1996, from $230,000 and $412,000 in the corresponding periods of fiscal 1995. This increase was primarily the result of excess capacity incurred in the Company's new manufacturing facility in Menlo Park, California and the cost of product to support the Company's ongoing efforts to achieve third-party reimbursement in international markets.

         The Company's research and development expenses increased 158% to $1,343,000 and 145% to $2,504,000 for the quarter and six month period ended June 30, 1996 from $521,000 and $1,023,000 for the corresponding periods in fiscal 1995. This increase was principally due to the continuing costs of the U.S. clinical trials of the Uterine Balloon Therapy system, which began in January 1996, increased expenditures associated with the continuing development of the Uterine Balloon Therapy system and the ongoing investigation into several other potential products licensed by the Company including the Bipolar Vaporization system. Growth in the Company's research and development staff from seven employees at June 30, 1995 to seventeen at June 30, 1996 further contributed to the increase in research and development expenses.

         The Company's selling, general and administrative expenses increased 100% to $1,296,000 and 120% to $2,355,000 for the second quarter and first half of fiscal 1996 from $649,000 and $1,070,000 for the corresponding periods in fiscal 1995. The increase was primarily the result of Gynecare's investment in sales and marketing activities focused on obtaining reimbursement in international markets and managing the international distributor network. These activities included the ongoing support of reimbursement studies in several European markets. Growth in the Company's sales and marketing, accounting and administrative staff from nine employees at June 30, 1995 to sixteen at June 30, 1996 further contributed to the increase in selling, general and administrative expenses.

         Interest income increased to $194,000 and $430,000 for the quarter and six month period ended June 30, 1996 from $110,000 and $163,000 for the corresponding periods ended June 30, 1995. The increase was primarily the result of the increased level of cash and investments held by the Company during fiscal 1996 compared to that held during fiscal 1995 as a result of the completion of the Company's initial public offering in November 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's cash expenditures have significantly exceeded its revenues, resulting in an accumulated deficit of $11,289,000 at June 30, 1996. The Company has funded its operations primarily through the private placement of equity securities aggregating $15,361,000 and the completion of its initial public offering in November 1995 aggregating net proceeds of $15,223,000.

         Cash used by the Company's operations was $4,719,000 for the six months ended June 30, 1996 as compared to $2,690,000 for the corresponding period of fiscal 1995. This cash was used primarily to fund the launch of the U.S. clinical trials, which began in January 1996, the expansion of marketing programs for the Uterine Balloon Therapy system in international markets, the costs of obtaining reimbursement in existing markets, the increasing levels of research and development of the Uterine Balloon Therapy system and increased general and administrative expenses to support increased operations.

         The Company's capital expenditures for the first six months of fiscal 1996 and for the corresponding period in fiscal 1995 were $330,000 and $254,000, respectively. The increased level of capital expenditures during fiscal 1996 was due primarily to the Company's increased operations and its relocation to a
new facility during the fourth quarter of 1995.   The Company plans to finance
its capital needs for the immediate future principally from the net proceeds of its initial public offering and interest thereon, its other capital resources, and, to the extent available, from bank and lease financing.

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

         In July 1995, the Company obtained a $750,000 secured credit facility. At June 30, 1996, the Company had borrowed $582,000 under this facility, net of repayments. Borrowings bear interest at the bank's prime rate plus 1.5% per annum, are required to be repaid in monthly installments over 30 months, and are secured by a pledge of all of the Company's equipment and fixtures. In February 1996, the Company obtained an additional $500,000 under the secured credit facility. As under the original facility, borrowings bear interest at the bank's prime rate plus 1.5% per annum.

         The Company believes that its cash, cash equivalents and investments together with interest thereon will be sufficient to fund its operations and capital requirements through mid-1997. (*) However, Gynecare's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements also depend on the resources required to hire and develop a direct sales force in the United States, the resources required to expand manufacturing capacity and facilities requirements, the extent to which the Company's products generate market acceptance and demand, and other factors. As such, there can be no assurance that the Company will not require additional financing within this time frame and, therefore, may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (Statement 121) which requires the Company to review for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. Statement 121 is effective for the Company's fiscal year 1996. The Company has studied the

_______________________
(*) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Stockholders are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 9, for a discussion of factors that could affect future performance.

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

         LIMITED OPERATING HISTORY AND REVENUES; ANTICIPATED FUTURE LOSSES. The Company has generated only limited revenues to date and has experienced net losses since its inception. As of June 30, 1996, the Company had an accumulated deficit of $11.3 million. The Company expects its operating losses to continue for at least the next several years. In addition, the Company expects that it will continue to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. There can be no assurance that the Uterine Balloon Therapy system will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

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

         LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON SINGLE CONTRACT MANUFACTURERS AND SOLE SOURCE SUPPLIERS; SCALE-UP RISK. The Company only recently commenced manufacture of certain components of its products and depends on contract manufacturers for the production of certain components of the Uterine Balloon Therapy system. The Company expects to continue to depend on such manufacturers for the foreseeable future. The integration of the Company's operations into new facilities which occurred in November 1995 has resulted and may continue to result in inefficiencies. Specifically, manufacturers often encounter difficulties in production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company may experience a shortage of manufacturing capacity if the new facility fails to operate as planned. Although the Company intends to maintain sufficient levels of inventory to avoid any material disruption resulting from the continuing scale-up of the new facility and transition to in-house manufacturing, there can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for United States and international clinical trials and commercial sales. Additionally, any delay or difficulty in continuing manufacturing activities at the new facility may have a material adverse effect on the Company's business, financial condition and results of operations. As a result of commencing manufacturing in the new facility, gross margins decreased during the second quarter, due to manufacturing start-up and overhead costs being spread over low production volumes. Gross margins may continue to be impacted in future periods as a result of manufacturing in the new facility.

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

         The Company's future product plans call for the introduction of a uterine fibroid removal system which is currently under development using the technology licensed from Gyrus. In the United States, the Company intends to seek clearance to market the uterine fibroid removal system through a 510(k) premarket notification, which was filed in June 1996. A 510(k) premarket notification must be supported by appropriate data establishing, to the satisfaction of the FDA, that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 1976, or to a device that the FDA has found to be substantially equivalent to a legally marketed pre-1976 device. Commercial distribution of a device for which a 510(k) premarket notification is required can begin only after the FDA issues an order finding the device to be substantially equivalent to a predicate device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) submission, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling the uterine fibroid removal system in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies or require the Company to seek premarket approval through the submission of a PMA. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its 510(k) clearance, any of which could limit the Company's ability to market the uterine fibroid removal system.

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

PART II.      OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders

              (a) The Annual Meeting of Stockholders of the Company was held on May 28, 1996 (the "Meeting").

              (b)  The following directors were elected at the Meeting:

                        Alan Levy, Ph.D.
                        Elizabeth B. Connell, M.D.
                        Mary Lake Polan, Ph.D.

              (c) The results of the vote on the matters voted upon at the meeting are:

                        (i)  Election of Directors          For       Withheld
                             ---------------------        ---------   --------
                             Alan Levy, Ph.D.             7,319,398     2,500
                             Elizabeth B. Connell, M.D.   7,317,998     3,900
                             Mary Lake Polan, Ph.D.       7,319,598     2,300

                        (ii) Ratification of Coopers & Lybrand, L.L.P. as
                             independent auditors for the Company for fiscal year 1996:

                                For        Against      Abstained     No Vote
                                 ---        -------      ---------     -------
                             7,320,748       200           950           0


              The foregoing matters are described in more detail in the Company's definitive proxy statement dated April 26, 1996.


Item 6.       (a)  Exhibits

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




                             Date:       August 13, 1996