Form 10-Q
period 1996-09-30
GYNECARE INC
filed 1996-11-13
CIK 1002243

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One:

 /X/    Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

             For the quarterly period ended September 30, 1996  or

 / /   Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                  For the transition period from ____ to ____

                        Commission file number 0-27214

                                GYNECARE, INC.
            (Exact name of registrant as specified in its charter)

                     Delaware                           94-3197941
          -------------------------------           -------------------
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

                              Yes /X/   No / /

    The number of shares of Common Stock outstanding as of November 7, 1996 was 8,283,197.

                               TABLE OF CONTENTS

                                                                           Page
Part I.   Financial Information

          Item 1.  Financial Statements

                   Condensed Balance Sheets at September 30, 1996
                   and December 31, 1995                                     3

                   Statements of Operations for the three and nine
                   months ended September 30, 1996 and 1995                  4

                   Statements of Cash Flows for the nine months
                   ended September 30, 1996 and 1995                         5

                   Notes to Condensed Financial Statements                   6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       7

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                         13

Signatures                                                                  14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                GYNECARE, INC.

                           CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                                        SEPTEMBER 30,  DECEMBER 31,
                                                            1996          1995
                                                        -------------  ------------
                                       ASSETS
    Current assets:
      Cash and cash equivalents.......................   $  4,200,000   $22,330,000
      Short-term investments..........................     11,132,000       380,000
      Accounts receivable, net........................        435,000       433,000
      Inventories.....................................        634,000     1,034,000
      Prepaids and other current assets...............         86,000       344,000
                                                         ------------   -----------
        Total current assets..........................     16,487,000    24,521,000
    Property and equipment, net.......................      1,450,000     1,205,000
    Prepaid royalties.................................      1,914,000     1,951,000
    Other assets......................................        960,000       594,000
                                                         ------------   -----------
        Total assets                                     $ 20,811,000   $28,271,000
                                                         ------------   -----------
                                                         ------------   -----------
                                    LIABILITIES
    Current liabilities:
      Accounts payable................................   $    446,000   $   941,000
      Accrued expenses................................        485,000       294,000
      Current portion of long-term debt...............        291,000       270,000
                                                         ------------   -----------
        Total current liabilities.....................      1,222,000     1,505,000
    Long-term debt, net of current portion............        218,000       458,000
                                                         ------------   -----------
        Total liabilities.............................      1,440,000     1,963,000
                                                         ------------   -----------
                               STOCKHOLDERS' EQUITY
    Common Stock......................................          8,000         8,000
    Additional paid-in-capital........................     33,617,000    33,501,000
    Deferred compensation.............................       (427,000)     (566,000)
    Accumulated deficit...............................    (13,827,000)   (6,635,000)
                                                         ------------   -----------
        Total stockholders' equity....................     19,371,000    26,308,000
                                                         ------------   -----------
          Total liabilities and stockholders' equity..   $ 20,811,000   $28,271,000
                                                         ------------   -----------
                                                         ------------   -----------

           The accompanying notes are an integral part of these condensed financial statements.

                                GYNECARE, INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         THREE MONTHS                  NINE MONTHS
                                                      ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                  ---------------------------   ---------------------------
                                                      1996           1995           1996           1995
                                                  ------------   ------------   ------------   ------------
Revenues......................................    $   233,000    $   151,000    $   708,000    $   645,000
Cost of goods sold............................        446,000        138,000      1,146,000        550,000
                                                  -----------    -----------    -----------    -----------
  Gross profit................................       (213,000)        13,000       (438,000)        95,000
Operating expenses:
  Research and development....................      1,079,000        621,000      3,583,000      1,644,000
  Selling, general and administrative.........      1,431,000        752,000      3,786,000      1,822,000
                                                  -----------    -----------    -----------    -----------
    Total operating expenses..................      2,510,000      1,373,000      7,369,000      3,466,000
                                                  -----------    -----------    -----------    -----------
Loss from operations..........................     (2,723,000)    (1,360,000)    (7,807,000)    (3,371,000)
Interest income, net..........................        185,000        126,000        615,000        289,000
                                                  -----------    -----------    -----------    -----------
Net loss......................................    $(2,538,000)   $(1,234,000)   $(7,192,000)   $(3,082,000)
                                                  -----------    -----------    -----------    -----------
                                                  -----------    -----------    -----------    -----------
Net loss per share............................    $     (0.31)   $     (0.73)   $     (0.88)   $     (1.83)
                                                  -----------    -----------    -----------    -----------
                                                  -----------    -----------    -----------    -----------
Shares used in computing net loss per share...      8,239,000      1,688,000      8,185,000      1,688,000
                                                  -----------    -----------    -----------    -----------
                                                  -----------    -----------    -----------    -----------


           The accompanying notes are an integral part of these condensed financial statements.

                                GYNECARE, INC.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                                  1996             1995
                                                              -------------    ------------
Cash flows from operating activities:
  Net loss................................................    $ (7,192,000)    $(3,082,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization...........................         297,000          87,000
  Amortization of deferred compensation...................         139,000          54,000
  Provision for doubtful accounts.........................          61,000          50,000
  Changes in operating assets and liabilities:
    Accounts receivable...................................         (63,000)       (417,000)
    Inventories...........................................         400,000        (780,000)
    Prepaids and other current assets.....................         258,000         (34,000)
    Other assets..........................................          17,000          16,000
    Accounts payable......................................        (495,000)       (143,000)
    Accrued expenses......................................         191,000         (10,000)
                                                              ------------     -----------
       Net cash used in operating activities..............      (6,387,000)     (4,259,000)
                                                              ------------     -----------
Cash flows from investing activities:
  Acquisition of property and equipment...................        (488,000)       (489,000)
  Acquisition of patent rights and related
   technical information..................................        (400,000)             --
  Purchase of investments.................................     (20,530,000)     (6,407,000)
  Maturity of investments.................................       9,778,000              --
  Other assets............................................              --        (296,000)
                                                              ------------     -----------
       Net cash used in investing activities..............     (11,640,000)     (7,192,000)
                                                              ------------     -----------
Cash flows from financing activities:
  Proceeds from issuance of Preferred Stock, net of
   issuance costs.........................................              --       9,393,000
  Proceeds from issuance of Common Stock..................         116,000         258,000
  Proceeds from issuance of debt..........................              --         375,000
  Payments on debt........................................        (219,000)             --
                                                              ------------     -----------
       Net cash provided by/(used in) financing
        activities........................................        (103,000)     10,026,000
                                                              ------------     -----------
Net decrease in cash and cash equivalents.................     (18,130,000)     (1,425,000)
Cash and cash equivalents at beginning of period..........      22,330,000       4,106,000
                                                              ------------     -----------
Cash and cash equivalents at end of period................    $  4,200,000     $ 2,681,000
                                                              ------------     -----------
                                                              ------------     -----------
  Supplemental cash flow information:
  Interest paid during the period.........................         $52,000         $ 9,000
                                                              ------------     -----------
                                                              ------------     -----------

           The accompanying notes are an integral part of these
                      condensed financial statements.

                                GYNECARE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

     The financial statements should be read in conjunction with the audited financial statements and notes thereto included in Gynecare's (the Company's) Annual Report on Form 10-K, for the year ended December 31, 1995, filed with the Securities and Exchange Commission pursuant to
     Section 13 of the Securities Exchange Act of 1934.

2.   CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND INVESTMENTS

     All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents. The Company accounts for investments under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), whereby investments that are deemed by management to be held-to-maturity are reported at amortized cost. All investments as of September 30, 1996 are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value.

3.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:

                                    September 30,     December 31,
                                        1996              1995
                                    -------------     ------------
     Raw materials                   $  200,000       $  194,000
     Work-in-process                    214,000          462,000
     Finished goods                     220,000          378,000
                                     ----------       ----------
                                     $  634,000       $1,034,000
                                     ----------       ----------
                                     ----------       ----------

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

RESULTS OF OPERATIONS

     Revenues increased 54% to $233,000 in the third quarter of fiscal 1996 and 10% to $708,000 in the first nine months of fiscal 1996, from $151,000 and $645,000 in the corresponding periods of fiscal 1995. All of the revenues to-date have been generated from international sales of the Uterine Balloon Therapy-TM- system. The increase in revenues from those of corresponding periods of the prior year was the result of the continued expansion of international sales of the Uterine Balloon Therapy system.

     Cost of goods sold increased 223% to $446,000 in the third quarter of fiscal 1996 and 108% to $1,146,000 in the first nine months of fiscal 1996, from $138,000 and $550,000 in the corresponding periods of fiscal 1995. This increase was primarily the result of the increased level of revenues, excess capacity incurred in the Company's new manufacturing facility in Menlo Park, California and the cost of product to support the Company's ongoing efforts to achieve third-party reimbursement in international markets.

     The Company's research and development expenses increased 74% to $1,079,000 and 118% to $3,583,000 for the quarter and nine month period ended September 30, 1996 from $621,000 and $1,644,000 for the corresponding periods in fiscal 1995. This increase was principally due to the costs of completing the patient treatment phase in the U.S. clinical trials of the Uterine Balloon Therapy system, which began in January 1996, increased expenditures associated with the continuing development of the Uterine Balloon Therapy system and the ongoing investigation into several other potential products licensed by the Company including the VersaPoint -TM- system, a bipolar uterine fibroid removal system. Growth in the Company's research and development staff from fourteen employees at September 30, 1995 to sixteen at September 30, 1996 further contributed to the increase in research and development expenses for the quarterly and nine month periods.

     The Company's selling, general and administrative expenses increased 90% to $1,431,000 and 108% to $3,786,000 for the third quarter and first nine months of fiscal 1996 from $752,000 and $1,822,000 for the corresponding periods in fiscal 1995. The increase was primarily the result of Gynecare's investment in sales and marketing activities focused on obtaining reimbursement in international markets and managing the international distributor network. These activities included the ongoing support of reimbursement studies in several European markets. Growth in the Company's sales and marketing, accounting and administrative staff from ten employees at September 30, 1995 to fourteen at September 30, 1996 further contributed to the increase in selling, general and administrative expenses.

     Net interest income increased to $185,000 and $615,000 for the quarter and nine month period ended September 30, 1996 from $126,000 and $289,000 for the corresponding periods ended September 30, 1995. The increase was primarily the result of the increased level of cash and investments held by the Company during fiscal 1996 compared to that held during fiscal 1995 as a result of the completion of the Company's initial public offering in November 1995.

     As a result of all of the above factors, the Company's total net loss increased to $2,538,000 and $7,192,000 for the quarter and nine month period ended September 30, 1996 from $1,234,000 and $3,082,000 for the corresponding periods ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have significantly exceeded its revenues, resulting in an accumulated deficit of $13,827,000 at September 30, 1996. The Company has funded its operations primarily through the private placement of equity securities aggregating $15,361,000 during 1994 and 1995 and the completion of its initial public offering in November 1995 aggregating net proceeds of $15,223,000.

     Cash and cash equivalents decreased $18,130,000 during the nine month period ended September 30, 1996 primarily as a result of cash used by the Company's operations and investments made in short term investments. Cash used by the Company's operations was $6,387,000 for the nine months ended
September 30, 1996 as compared to $4,259,000 for the corresponding period of fiscal 1995. This cash was used primarily to fund the U.S. clinical trials, which began in January 1996, the expansion of marketing programs for the Uterine Balloon Therapy system in international markets, the costs of obtaining reimbursement in existing markets, the increasing levels of research and development of the Uterine Balloon Therapy system and increased general and administrative expenses to support increased operations.

     The Company's capital expenditures for the first nine months of fiscal 1996 and for the corresponding period in fiscal 1995 were $488,000 and $489,000, respectively. The Company plans to finance its capital needs for the immediate future principally from the net proceeds of its initial public offering and interest thereon, and, to the extent available, from bank and lease financing.*

     During the first quarter of fiscal 1996, the Company exercised its option to extend its license and OEM supply agreement with Gyrus Medical, Inc. ("Gyrus") for an electro-vaporization technology to include the field of laparoscopy. Under the terms of the new arrangement, this technology, initially targeted by Gynecare for hysteroscopic applications, will be adapted for laparoscopic use in the treatment of gynecological conditions, such as serosal uterine fibroids and endometriosis, as well as general surgical indications.* A $400,000 deposit on this OEM supply agreement was made in March 1996. Additional deposits of up to $600,000 will be due over the next 12 to 24 months.

     At September 30, 1996, the Company had outstanding borrowings totalling $509,000 under a secured credit facility. Borrowings bear interest at the bank's prime rate plus 1.5% per annum, are required to be repaid in monthly installments over 30 months, and are secured by a pledge of all of the Company's equipment and fixtures.

     The Company believes that its cash, cash equivalents and investments together with interest thereon will be sufficient to fund its operations and capital requirements through mid-1997.* However, Gynecare's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements also depend on the resources required to hire and develop a direct sales force in the United States, the resources required to expand manufacturing capacity and facilities requirements, the extent to which the Company's products generate market acceptance and demand, the costs of obtaining reimbursement for use of the Company's Uterine Balloon Therapy system in new and existing markets, and other factors. As such, there can be no assurance that the Company will not require additional financing prior to mid-1997 and, therefore, may be required to seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital prior to such time. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     In November 1996, the Company received notification of 510(k) clearance from the FDA to market its VersaPoint system for hysteroscopic fibroid removal. The VersaPoint system is designed to reduce the risks of traditional surgical


--------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Stockholders are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 9, for a discussion of factors that could affect future performance.

fibroid removal procedures, including hysterectomy, through the use of proprietary bipolar electro-vaporization technology. The Company intends to market this product both in the U.S. and internationally. However, there can be no assurances that the Company will be successful in its efforts to market this product. See "Factors Affecting Operating Results and Market Price of Stock - Dependence on Uterine Balloon Therapy System; Early Stage of Clinical Testing."

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

     LIMITED OPERATING HISTORY AND REVENUES; ANTICIPATED FUTURE LOSSES. The Company has generated only limited revenues to date and has experienced net losses since its inception. As of September 30, 1996, the Company had an accumulated deficit of $13.8 million. The Company expects its operating losses to continue for at least the next several years. In addition, the Company expects that it will continue to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. There can be no assurance that the Uterine Balloon Therapy system will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

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

     LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON SINGLE CONTRACT MANUFACTURERS AND SOLE SOURCE SUPPLIERS; SCALE-UP RISK. The Company only recently commenced manufacture of certain components of its products and depends on contract manufacturers for the production of certain components of the Uterine Balloon Therapy system. The Company expects to continue to depend on such manufacturers for the foreseeable future. The integration of the Company's operations into new facilities, which occurred in November 1995, has resulted and may continue to result in inefficiencies. Specifically, manufacturers often encounter difficulties in production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company may experience a shortage of manufacturing capacity if the new facility fails to operate as planned. Although the Company intends to maintain sufficient levels of inventory to avoid any material disruption resulting from the continuing scale-up of the new facility and transition to in-house manufacturing, there can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for United States and international clinical trials and commercial sales. Additionally, any delay or difficulty in continuing manufacturing activities at the new facility may have a material adverse effect on the Company's business, financial condition and results of operations. As a result of commencing manufacturing in the new facility and the related manufacturing start-up and overhead costs being spread over low production volumes, gross margins decreased during the second and third quarters of 1996. Gross margins may continue to be impacted in future periods as a result of manufacturing in the new facility.

     DEPENDENCE UPON INTERNATIONAL DISTRIBUTORS AND SALES. To date, all of the Company's sales of the Uterine Balloon Therapy system have been outside the United States, and the Company anticipates that a significant portion of its revenues for the next year will continue to be derived from international sales. The Company markets and sells its products internationally through a network of distributors. The Company's international sales are dependent upon the marketing efforts of, and sales by, these distributors. The Company may also rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets. In general, the Company has chosen to operate through small distribution firms because of its belief that these firms will devote greater attention to the Company's products. The use of small distributors increases the risks associated with financial instability, which includes the risk that distributors will cease operations or will be unable to satisfy financial obligations to the Company. If a distributor were to fail to invest adequate capital promoting the Company's products or were to cease operations, the Company would likely be unable to achieve significant sales in the territory. In addition, because the Company has only recently commenced international sales, it has only limited sell-through experience with many of its distributors. Gynecare also does not currently have distributors in a number of significant international markets that it has targeted and will need to establish additional international distribution relationships. There can be no assurance that the Company will engage qualified distributors in a timely manner. The failure to engage such distributors would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company will be required to adhere to applicable FDA regulations regarding Good Manufacturing Practices (GMP) and similar regulations in other countries, which include testing, control and documentation requirements. The Company's success will depend in part on its ability to manufacture its products in compliance with GMP and EN 46001 and other regulatory requirements, in sufficient quantities and in a timely manner, while maintaining product quality and acceptable manufacturing costs. Failure to increase production volumes in a timely or cost-effective manner or to maintain compliance with GMP and EN 46001 and other regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     POTENTIAL VOLATILITY OF STOCK PRICE. The securities markets have, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market prices of the Common Stock of many publicly-held medical device companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning patents or proprietary rights, regulatory developments, the issuance of new or changed stock market analyst reports and recommendations, and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Common Stock.

PART II.  OTHER INFORMATION

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


                              GYNECARE, INC.


                              By:  /s/ MALCOLM M. FARNSWORTH, JR.
                                 ---------------------------------------
                                   Malcolm M. Farnsworth, Jr.
                                   Vice President, Finance and
                                   Chief Financial Officer (Principal
                                   Financial Officer), Secretary


                              Date:       November 7, 1996
                                   -------------------------------