Form 10-K
period 1996-12-31
GYNECARE INC
filed 1997-03-28
CIK 1002243

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996

                       COMMISSION FILE NUMBER: 0-27214

                                GYNECARE, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                          94-3197941
      --------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                235 CONSTITUTION DRIVE, MENLO PARK, CA  94025
                ---------------------------------------------
         (Address of principal executive offices, including zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (415) 614-2500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, $0.001 PAR VALUE
                        ------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  /X/   NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 12, 1997 as reported on the Nasdaq National Market, was approximately
$19,027,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common
Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 12, 1997, the registrant had outstanding 8,298,000 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part II of this Form 10-K certain portions of its 1997 Annual Report to Stockholders (the "Annual Report"). In addition, the Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on May 28, 1997.

     THE BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE REGISTRANT'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THOSE DISCUSSED IN THE SECTION ENTITLED "BUSINESS -- FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK" COMMENCING ON PAGE 18.

     THE THERMACHOICE UTERINE BALLOON THERAPY SYSTEM IS AN INVESTIGATIONAL DEVICE AND HAS NOT BEEN APPROVED BY THE FDA FOR MARKETING IN THE UNITED STATES. THE SYSTEM IS AVAILABLE FOR SALE IN CERTAIN MARKETS INTERNATIONALLY.

                                    PART I

                               ITEM 1. BUSINESS

OVERVIEW

     Gynecare, Inc. ("Gynecare" or the "Company") designs, develops and markets minimally invasive and cost-effective medical devices for the treatment of uterine disorders. The Company's first product, the ThermaChoice-TM- Uterine Balloon Therapy-TM- system is used to treat women who experience dysfunctional uterine bleeding. ThermaChoice is designed as a minimally invasive procedure that can be performed in eight minutes in a clinic or physician's office. The system is currently under investigation in the U.S. and approved for marketing in Canada and in over 30 other countries. Gynecare's second product, the VersaPoint-TM- Bipolar Electrosurgery system, is used to treat women diagnosed with benign uterine pathologies including fibroids, polyps, adhesions and divided septa. The VersaPoint microelectrode vaporizes, cuts and desiccates tissue through the use of proprietary bipolar technology. In November 1996, Gynecare received 510(k) clearance from the FDA to market the VersaPoint system in the United States.

     Based on a World Health Organization study and the Company's market research, the Company believes that approximately 19 percent of all menstruating women age 30 to 50 who live in the United States, Europe, Canada and Japan perceive their menstrual bleeding to be excessive. Women who perceive their menstrual bleeding to be excessive, including women who are clinically diagnosed with dysfunctional or excessive menstrual bleeding ("menorrhagia"), may seek treatment if this condition interferes with their work, family and social commitments and sexual activity. Based on Gynecare's market research and industry sources, it is estimated that benign uterine pathologies, such as fibroids, occur in 20 to 30 percent of women age 30 and older. Symptoms of benign uterine pathologies include increased menstrual bleeding, pain or pressure in the abdomen, and infertility problems.
Existing treatment options for dysfunctional uterine bleeding and fibroids have been limited to long-term drug therapy, temporary treatment by dilatation and curettage ("D&C") and procedures such as surgical ablation, surgical resection or hysterectomy.

     Gynecare's patented ThermaChoice Uterine Balloon Therapy system consists of a disposable balloon catheter which is inserted vaginally into the uterus to ablate the endometrial lining to a depth sufficient to inhibit its regrowth during the menstrual cycle, thereby reducing or eliminating dysfunctional uterine bleeding. The catheter is designed to be approximately 5 millimeters in diameter, enabling insertion into the uterus through the cervix without dilation, in most cases. This design enables physicians in many cases to treat patients in an outpatient setting using local anesthesia and intravenous (IV) sedation. The system also includes a controller that continuously monitors pressure, regulates fluid temperature and controls therapy time. Since the procedure is not technique-dependent, the Company believes most gynecologists will be able to perform the procedure without specialized training. Gynecare commenced commercial shipments of the ThermaChoice system in Europe and Canada in March 1995.

     In June 1994, the Company initiated international clinical trials to treat patients with dysfunctional uterine bleeding using the ThermaChoice Uterine Balloon Therapy system. In October 1995, the FDA granted the Company an Investigational Device Exemption ("IDE") to begin a multi-center, randomized, comparative clinical trial to treat approximately 250 patients diagnosed with menorrhagia. A twelve month follow-up with additional patient contact after 24 and 36 months will be required on all patients. Gynecare began its U.S. clinical trials in January 1996 and completed the patient treatment phase in October 1996. The Company is currently collecting patient follow-up data and plans to submit a Pre-Market Approval (PMA) application to the FDA in 1997.*

     Gynecare's proprietary VersaPoint system consists of a bipolar electrosurgical generator and a disposable microelectrode, which is inserted vaginally to cut, desiccate or vaporize uterine fibroids, polyps, adhesions and divided septa. The microelectrodes are designed to be used with a 5 millimeter operative hysteroscope which can be inserted into the uterus through the cervix without having to dilate the cervix, in most cases. This design enables physicians in many cases to treat patients in an outpatient setting using local anesthesia and IV sedation. Additionally, the VersaPoint Bipolar Electrosurgery system operates in a normal saline solution, thus reducing the risk associated with certain fluids used with conventional monopolar electrosurgery of electrolyte imbalance in the patient's bloodstream. In November 1996, Gynecare received 510(k) marketing clearance from the FDA. The Company plans to begin marketing the system in the United States during 1997.*

     Gynecare's goal is to become the worldwide leader in developing and marketing minimally invasive and cost-effective medical devices for the treatment of uterine disorders. Gynecare initially plans to establish the ThermaChoice Uterine Balloon Therapy system as the preferred therapy for treating women who experience dysfunctional uterine bleeding. The Company also plans to conduct clinical trials for new indications for the ThermaChoice Uterine Balloon Therapy system, including treatment of women whose menstrual bleeding adversely affects their lifestyle, treatment of postmenopausal women who experience uterine bleeding as a side effect of hormone replacement therapy and treatment of women who have dysfunctional uterine bleeding caused by small submucosal uterine fibroids.* Additionally, the Company intends to establish the VersaPoint system as the preferred therapy for treating women with benign uterine pathologies including fibroids, polyps, adhesions and divided septa.* During fiscal 1997, Gynecare intends to develop the VersaPoint system for use in laparoscopic applications for the treatment of gynecological conditions such as serosal uterine fibroids and endometriosis, as well as general surgical indications.*

     In connection with the Company's incorporation in March 1994, Origin Medsystems, Inc. ("Origin"), a subsidiary of Guidant Corporation, assigned to Gynecare its license to patents and technology covering the ThermaChoice Uterine Balloon Therapy system developed through the date of assignment. Guidant, through Origin, owned approximately 31% of the Common Stock of the Company at December 31, 1996. In July 1995, the Company entered into an exclusive license and OEM supply agreement with Gyrus Medical, Ltd. ("Gyrus") of Cardiff, Wales, for the VersaPoint system for hysteroscopic applications in gynecology. This agreement was extended to include the field of laparoscopy during the first quarter of 1996.

---------------
* This is a forward-looking statement reflecting current expectations of the Company. Such forward-looking statement involves risks and uncertainties and actual results may differ materially from those in such statement. As such, there can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 18, for a discussion of factors that could affect future performance.

BACKGROUND

     MENSTRUATION

     The normal menstrual cycle, which is controlled by the pituitary and ovarian hormones, begins at the onset of menstruation (typically between the ages of 11 and 14) and ends at the onset of menopause (typically between the ages of 45 and 55). The endometrial lining of the uterus builds up each month in preparation for pregnancy, sheds if no pregnancy occurs, and then regenerates for another 28 day cycle. Shedding of the endometrial lining of the uterus results in menstrual bleeding which usually lasts four to seven days within a 28 day cycle. Normal blood loss during menstruation is considered to be 25 to 79 milliliters per cycle.

     The diagram below depicts a woman's reproductive system with a normal uterine cavity.








  [Inserted here is a diagram of a woman's uterine and reproductive anatomy.]









     EXCESSIVE MENSTRUAL BLEEDING

     Abnormal menstrual bleeding includes menstrual bleeding in excess of the normal amount, prolonged bleeding beyond seven days duration at the expected time of menstruation or bleeding more frequently than 24-day intervals. Menstrual irregularities occur across the entire age span of menstruating women. From the onset of menstruation to menopause, menorrhagia is most often due to hormonal imbalances or uterine fibroids. Excessive menstrual bleeding, or menorrhagia, is clinically defined as total blood loss exceeding 80 milliliters per cycle. Any bleeding in postmenopausal women is abnormal and is commonly a side effect of hormone replacement therapy.

     Women who perceive their menstrual bleeding to be excessive, including women who are clinically diagnosed with menorrhagia, may seek treatment if this condition interferes with their work, family and social commitments and sexual activity. A World Health Organization survey of menstrual perceptions and patterns among 5,322 women in ten countries found that approximately 19% of women consider their menstruation to be abnormally heavy. Additionally, based on its United States survey of 400 women over the age 30, the Company believes that 19% of women in the United States also perceive their menstrual bleeding to be excessive.

     FIBROIDS AND OTHER BENIGN UTERINE PATHOLOGY

     A fibroid is the most common benign pathology found inside a woman's pelvis. Based on Gynecare's market research and industry sources, it is estimated that fibroids occur in 20-30% of women age 30 and older. A fibroid is a benign growth made up of fibrous and muscular tissue and occurs in the wall of the uterus (intramural), on the inside wall of the uterus (submucosal), or on the outside wall of the uterus (serosal). A polyp is a small, benign mass of tissue that projects out of the uterine lining. An adhesion is a band of fibrous scar tissue adhering to the endometrial lining, which may interfere with fertility or pregnancy. A divided septate is a uterus in which the septum (a thin wall) abnormally divides the uterus into two separate cavities, thereby preventing a normal pregnancy. Benign uterine pathology can cause increased menstrual bleeding, pain or pressure in the abdomen, and infertility problems.

     The diagram below depicts a woman's uterus with benign uterine pathology, such as fibroids, polyps, and adhesions.






      [Inserted here is a diagram of a uterus with the benign pathologies:
                          fibroids, adhesions and polyps.]





CURRENT THERAPIES AND THEIR LIMITATIONS

     Successful treatment for dysfunctional uterine bleeding is usually defined by gynecologists as a reduction from a condition of excessive menstrual bleeding to normal bleeding ("eumenorrhea"), light bleeding or spotting ("hypomenorrhea") or no bleeding at all ("amenorrhea"). Success in the treatment of benign uterine pathology is defined as relief of the symptoms experienced by the patient, such as menstrual bleeding, pain or pressure in the abdomen or infertility. Current therapy for dysfunctional uterine bleeding and fibroids typically begins with drug therapy. For patients who do not respond to or cannot tolerate the side effects of drug therapy, a second treatment option is frequently dilatation and curettage ("D&C"). In cases where drug therapy and D&C are not effective in reducing menstrual flow, surgical ablation, surgical resection or hysterectomy are the only therapeutic alternatives.

     DRUG THERAPY

     Drug therapy using estrogen-progesterone medications, such as oral contraceptives, or other drugs such as GnRH agonists, is the most widely prescribed medical treatment for dysfunctional uterine bleeding and fibroids. Estrogen-progesterone medications are used to regulate the menstrual cycle and to reduce bleeding. GnRH agonists shrink the size of fibroids, thereby alleviating symptoms and reducing the amount of bleeding from fibroids. However, drug therapy is effective only in approximately 60% of patients. In addition, an estimated 40% of patients on drug therapy experience adverse side effects. Drug therapy may be prescribed by any physician, is normally reimbursable by third parties and does not result in infertility or involve the disadvantages of a surgical procedure. Side effects from drug therapy include nausea, bloating, weight gain, depression and mood swings. In many instances, drug therapy must continue until the onset of menopause.

     DILATATION AND CURETTAGE

     Dilitation and curettage is generally used in conjunction with drug therapy and is performed as a diagnostic or therapeutic procedure in which the uterine contents are either scraped away by an instrument or removed through vacuum aspiration. The 15 to 30 minute procedure is typically performed in a hospital operating room or outpatient surgery center using a general anesthetic or, less frequently, a local anesthetic which may be combined with IV sedation. The patient is usually discharged from the hospital or clinic on the day of surgery. The Company estimates that the average third-party reimbursement for hospital and physician charges for a D&C in the United States ranges from approximately $1,600 to $2,900. Based on its 1995 survey of 200 gynecologists in the United States, the Company believes that over 90% of gynecologists are trained to perform the procedure. Based on the same survey, the Company believes that D&C is effective in reducing bleeding in approximately 43% of cases. The procedure must be repeated periodically, as it is usually effective only during the first few menstrual cycles after the procedure, and consequently subjects the patient to the risks of uterine perforation, infection and the complications of general anesthesia each time it is performed.

     SURGICAL ABLATION AND RESECTION

     Surgical ablation is a less invasive monopolar electrosurgical procedure using a resectoscope, a video monitor, a fluid distention medium such as glycine or sorbitol, and a surgical ablation device such as a rollerball electrode or laser to surgically ablate the endometrial lining of the uterus. Surgical resection is a monopolar electrosurgical procedure that involves cutting the benign uterine tissue, such as a fibroid, with an electrode loop and removing the pieces. Resection produces fibroid "chips," which can obstruct the physician's field of vision. The physician must repeatedly withdraw the resectoscope utilized in the procedure to remove the resected tissue, which results in increased procedure time. These procedures require approximately 30 to 60 minutes to complete in a hospital or outpatient surgery center, typically under general anesthesia, and can result in patient infertility. Hospitalization frequently lasts one to two days with full patient recovery ranging from several days to several weeks. The Company believes that in the United States average third-party reimbursement is approximately $2,000 to $4,200 for hospital and physician charges.

     Surgical ablation for dysfunctional uterine bleeding and resection for fibroids are effective treatments in 70% to 90% of cases, with the success rate being highly dependent upon the surgeon's skill level. Since their introduction in the mid-1980s, these procedures have only been adopted by a small number of highly trained surgical gynecologists. Adoption has been limited due to the high surgeon skill level required and the risks and complications associated with the procedure. This highly technique-dependent procedure may require the physician to complete over 100 cases to reach proficiency.

     The rate of complications from surgical ablation and resection is approximately 6.5%. Uterine perforation is one of the most commonly recorded complications and is serious when it results in damage to the internal iliac vessels, ureter, bowel or bladder. Other complications include major hemorrhaging from uterine vessels, air embolus from gas-cooled lasers, post-operative intrauterine or tubal infection, complications associated with general anesthesia and fluid overload due to use of glycine and sorbitol. Fluid overload caused by glycine and sorbitol, if allowed to build up beyond certain levels, can cause abnormally low concentrations of sodium ions in the blood ("hyponatremia"), inducing seizures, congestive heart failure, brain damage, or even death.

     HYSTERECTOMY

     The most common surgical procedure for definitive treatment of dysfunctional uterine bleeding or fibroids is hysterectomy, the surgical removal of the uterus through the vagina or abdominal wall, which results in permanent infertility. Hysterectomy is the second most commonly performed major surgical procedure for women in the United States. Approximately 50% of the estimated 600,000 procedures in the United States each year are performed to treat dysfunctional uterine bleeding and fibroids. A hysterectomy involves surgical risk, hospitalization, a lengthy recovery period and significant expense. Minimally invasive surgery techniques, such as laparoscopically assisted vaginal hysterectomy, are also being used in a small percentage of cases in the United States.

     A hysterectomy typically requires between 30 to 90 minutes in the operating room under general anesthesia, three to four days of hospitalization, and two to eight weeks of recovery time, depending on the type of hysterectomy performed. The average third-party reimbursement for hospital and physician charges in the United States for hysterectomy ranges from approximately $5,100 to $10,200.

     The rate of serious complications from hysterectomy is approximately 3%. Such complications include hemorrhaging requiring blood transfusions, injury to the bowel or bladder, intestinal obstruction, life-threatening cardiopulmonary events and death. Other minor complications, which occur in up to 40% of patients, include post-operative fever and infections. The range of long-term adverse effects of hysterectomy include urinary dysfunction, surgically induced menopause, constipation, fatigue, changes in sexual interest and function, depression and other psychiatric morbidity.

STRATEGY

     The Company's goal is to become the worldwide leader in developing and marketing minimally invasive and cost-effective medical devices to treat uterine disorders. The Company initially plans to establish the ThermaChoice Uterine Balloon Therapy system as the preferred therapy for treating women who experience dysfunctional uterine bleeding, and the VersaPoint system as the preferred therapy for treating women diagnosed with benign pathology including fibroids, polyps, adhesions and divided septa. In order to achieve this goal, the Company's marketing strategy is designed to promote the safety, efficacy, cost-effectiveness and ease of use of its products. A key element of this strategy is to employ patient and physician educational programs designed to increase awareness of the Company's products in both the female and physician population as alternatives to drug therapy and surgery. Additionally, the Company plans to market its products initially to surgical gynecologists who can serve as reference centers and who could publish papers on the clinical benefits of the procedures.

     The Company then plans to leverage its relationships with gynecologists to expand the indications for the ThermaChoice Uterine Balloon Therapy system and introduce the VersaPoint system. As part of this strategy, the Company is evaluating new indications for the ThermaChoice Uterine Balloon Therapy system, including treatment of women whose menstrual bleeding adversely affects their lifestyle, treatment of postmenopausal women who experience uterine bleeding as a side effect of hormone replacement therapy and treatment of women who have excessive menstrual bleeding caused by small submucosal uterine fibroids. The Company plans to conduct pilot studies outside the United States to evaluate the safety and efficacy of the procedure for such other indications and to determine if expanded studies, including studies in the United States, are justified.* In addition, the Company intends to begin development of laparoscopic applications of the VersaPoint system for the treatment of gynecological conditions such as serosal uterine fibroids and endometriosis, as well as general surgical indications.*





--------------
* This is a forward-looking statement reflecting current expectations of the Company. Such forward-looking statement involves risks and uncertainties and actual results may differ materially from those in such statement. As such, there can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 18, for a discussion of factors that could affect future performance.

THE THERMACHOICE UTERINE BALLOON THERAPY SYSTEM

     Gynecare's ThermaChoice Uterine Balloon Therapy system includes a disposable balloon catheter and a controller that ablate the endometrial lining of the uterus using a patented process known as thermal balloon ablation. The disposable balloon catheter, which contains heating and sensing elements, is connected to a controller that continuously monitors and displays catheter pressure, regulates fluid temperature and controls therapy time.

                 THERMACHOICE UTERINE BALLOON THERAPY SYSTEM




   [Inserted here is a drawing of the Uterine Balloon Therapy system and its components, which include the controller, catheter, balloon, cable and syringe.]




     ThermaChoice Uterine Balloon Therapy is designed as an eight minute, outpatient procedure that most gynecologists will be able to perform without specialized training. The physician inserts the flexible, small diameter balloon catheter vaginally, through the cervix and into the uterus without first dilating the cervix in most cases. Next the physician inflates the balloon with a small amount of sterile fluid from a syringe until the pressure reaches approximately 160-170 millimeters of mercury. The elastic balloon material is designed to enable the inflated balloon surface to conform to the shape of each patient's uterus. Once the balloon is properly inflated, the physician presses the start button on the controller and a heating element inside the balloon automatically raises the temperature of the fluid to approximately 87 degrees Celsius and maintains it at such temperature for approximately eight minutes.

THERMACHOICE UTERINE BALLOON THERAPY




      [Inserted here is a drawing of the balloon catheter inserted in the uterus with the balloon expanded to fill the uterine cavity.]




     The controller continuously monitors and displays catheter pressure, regulates fluid temperature and controls therapy time throughout the procedure. To ensure patient safety, if any of the preset parameters are exceeded, the device is automatically deactivated and the procedure immediately terminated. When the controller indicates that the treatment is complete, the physician deflates the balloon by withdrawing the fluid and removes the disposable balloon catheter.

     The Company's thermal balloon ablates the endometrial lining to a depth sufficient to inhibit its regrowth during the menstrual cycle, thereby reducing or eliminating excessive menstrual bleeding. Similar to a hysterectomy or surgical ablation and surgical resection, the procedure will likely result in infertility.

STATUS OF THERMACHOICE UTERINE BALLOON THERAPY CLINICAL TRIALS

     Since June 1994, the Company has conducted international clinical trials at 14 clinical sites in Australia, Canada and Europe. As of December 1996, physicians in these centers had treated over 300 patients, with no intraoperative complications and approximately 2% of patients reporting minor post-operative complications. In these international studies, success for ThermaChoice Uterine Balloon Therapy has been defined in substantially the same manner that gynecologists define success of other current therapies, which is reducing menstrual bleeding from a condition of excessive bleeding to normal bleeding, light bleeding or spotting or no bleeding at all. As of December 1996, clinicians conducting the Company's clinical trials reported a 90% success rate in the 251 patients who had at least six months follow-up.

     In October 1995, the Company received FDA approval to begin a multi-center clinical trial to treat approximately 250 patients diagnosed with menorrhagia. This trial was conducted at 12 sites in the United States and two in Canada and will require 12 month follow-up on all patients, with additional patient contact after 24 and 36 months. Patient treatment began in January 1996 and was completed in October 1996. The randomized clinical trial compared ThermaChoice Uterine Balloon Therapy to surgical ablation using a rollerball electrode. Successful treatment is defined in the protocol as a reduction in menstrual blood loss to somewhat less than normal bleeding and overall improvement in lifestyle and, as such, is not the same measure of success defined in the international studies. The Company is currently collecting patient follow-up data and plans to submit a PMA application to the FDA in 1997.*

THE VERSAPOINT BIPOLAR ELECTROSURGERY SYSTEM

     Gynecare's VersaPoint Bipolar Electrosurgery system consists of a bipolar electrosurgical generator and a disposable microelectrode used to cut, desiccate or vaporize benign uterine pathologies including fibroids, polyps, adhesions and divided septa. This disposable microelectrode is connected to the electrosurgical generator which delivers energy to the microelectrode, enabling it to vaporize tissue on contact. Throughout therapy, the bipolar electrosurgical generator displays the power and electrosurgical mode of action.

                              VERSAPOINT SYSTEM




        [Inserted here is a drawing of the VersaPoint system with its components, which include the generator, handpiece and microelectrode.]




     The VersaPoint system is designed as a safe, minimally invasive treatment for benign uterine pathology. The physician passes the microelectrode through a 5 millimeter operative hysteroscope which is inserted into the uterus through the cervix without first dilating the cervix, in most cases. Next, the physician distends the uterus with normal saline solution in order to form a working space in the uterine cavity. Using the hysteroscope, the physician then visualizes the fibroid and activates the microelectrode. Through the delivery of energy to the

--------------
* This is a forward-looking statement reflecting current expectations of the Company. Such forward-looking statement involves risks and uncertainties and actual results may differ materially from those in such statement. As such, there can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 18, for a discussion of factors that could affect future performance.

microelectrode from the bipolar electrosurgical generator, the VersaPoint system enables the physician to vaporize, cut or dessicate the fibroid tissue. This process is continued until the entire fibroid is vaporized or removed.

VERSAPOINT BIPOLAR ELECTROSURGERY




           [Inserted here is a drawing of a microelectrode inserted
                           in the uterus to treat a fibroid.]




     The VersaPoint product's bipolar technology allows the use of normal saline, which is generally considered the optimal medium for hysteroscopic procedures because it does not affect normal blood chemistry and reduces the risk of developing electrolyte imbalance. Unlike monopolar electrosurgical tools which require that a return pad be placed on the patient's thigh or buttock in order to create an electrical path to the return electrode, the VersaPoint system localizes energy by positioning the active and return electrode on the same axis. This proprietary technology prevents any "stray" current from traveling through the patient's body by drawing the electricity back to the return electrode through saline, which acts as an electrical conductor.

VERSAPOINT BIPOLAR ELECTRODE



     [Inserted here is a drawing of an electrode and its electrical path to illustrate how energy is delivered from the generator to the tissue through the electrode.]



     Once the fibroid has been vaporized, the physician removes the microelectrode and withdraws the saline from the uterus. The hysteroscope is then removed, and after a short recovery period, the patient is able to return home the same day and can typically resume normal activity within one or two days.

OTHER INDICATIONS

     The Company has identified three additional potential indications for the ThermaChoice Uterine Balloon Therapy system: treatment of women age 30 to 50 whose menstrual bleeding adversely affects their lifestyle, treatment of postmenopausal women who experience uterine bleeding as a side effect of hormone replacement therapy and treatment of women who have excessive menstrual bleeding caused by small submucosal uterine fibroids. In 1996, the Company completed a small study involving nine patients in Canada who were treated with the ThermaChoice Uterine Balloon Therapy for excessive or prolonged uterine bleeding caused by hormone replacement therapy (HRT).
There were no complications from the procedure. The Company plans to expand this study in 1997 to include up to 30 patients.* Additionally, the Company plans to conduct pilot international clinical studies in 1997 to explore using ThermaChoice Uterine Balloon Therapy to treat patients for lifestyle indications.

--------------
* This is a forward-looking statement reflecting current expectations of the Company. Such forward-looking statement involves risks and uncertainties and actual results may differ materially from those in such statement. As such, there can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 18, for a discussion of factors that could affect future performance.

Clinical trials for safety and efficacy, and a premarketing approval ("PMA") would be required before the Company could market its products for each of these indications in the United States. There can be no assurance that the Company will conduct the required clinical trials and receive a PMA for these indications, or any other indications, on a particular schedule or at all.

     In 1995, the Company retained an independent market research firm to conduct surveys which questioned women and gynecologists on uterine disorders, including these new indications. These surveys included random telephone interviews of 400 women over age 30 throughout the United States, approximately 300 of whom were between the ages of 30 and 50 and approximately 100 of whom were over age 50. The Company's physician survey included randomized telephone interviews of 200 gynecologists throughout the United States.

     MENSTRUATION ADVERSELY AFFECTING LIFESTYLE. Based on its market research, the Company believes as many as 10% of women between the ages of 30 and 50 in the United States with normal menstrual bleeding may wish to reduce menstrual bleeding for lifestyle reasons. There are approximately 32 million menstruating women age 30 to 50 in the United States and approximately 65 million menstruating women age 30 to 50 in Europe, Canada and Japan. The Company believes that women in some international markets may be motivated by the same lifestyle considerations.

     POSTMENOPAUSAL BLEEDING. Postmenopausal women may experience uterine bleeding after cessation of menstrual function. One of the most frequently cited causes of postmenopausal bleeding is hormone replacement therapy prescribed for reduction of menopausal symptoms and prevention of osteoporosis and cardiovascular disease. There are approximately 10 million postmenopausal women in the United States receiving hormone replacement therapy, of which approximately 2 million experience uterine bleeding. Based on its market research, the Company believes a significant percentage of these women may be candidates for ThermaChoice Uterine Balloon Therapy.

     UTERINE BLEEDING DUE TO FIBROIDS. The Company believes that the ThermaChoice Uterine Balloon Therapy system may also be an effective alternative to drug therapy and surgery for the treatment of small submucosal fibroids which can cause excessive menstrual bleeding. In addition, the ThermaChoice Uterine Balloon Therapy system may be used in combination with the current VersaPoint system or other surgical methods to treat excessive menstrual bleeding in patients with large submucosal fibroids.

VERSAPOINT BIPOLAR ELECTROSURGERY SYSTEM

     During the first quarter of fiscal 1996, Gynecare extended its license and OEM supply agreement with Gyrus to include use of the VersaPoint technology in the field of laparoscopy. Under the terms of the new agreement, the Company intends to develop the VersaPoint system for laparoscopic use in the treatment of gynecological conditions such as serosal uterine fibroids and endometriosis, as well as general surgical indications.* The Company intends to develop the VersaPoint system for laparoscopic indications and, based on the results of this research, may submit a 510(k) application to the FDA for clearance to market the VersaPoint system in the United States for laparoscopic indications.*

--------------
* This is a forward-looking statement reflecting current expectations of the Company. Such forward-looking statement involves risks and uncertainties and actual results may differ materially from those in such statement. As such, there can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 18, for a discussion of factors that could affect future performance.

RESEARCH AND DEVELOPMENT

     Gynecare's primary research and development programs involve developing new generations of the ThermaChoice Uterine Balloon Therapy system including new catheter configurations and new versions of the controller in order to increase the efficacy of the procedure, increase manufacturing reliability and reduce manufacturing costs. The Company is also engaged in the ongoing development of the VersaPoint system, including research for laparoscopic use in the treatment for gynecological applications, such as serosal uterine fibroids and endometriosis, as well as general surgical indications. In addition, the Company is exploring the use of a radio frequency ("RF") balloon catheter to ablate endometrial tissue using a technology licensed exclusively to the Company for such application.

MANUFACTURING

     The ThermaChoice Uterine Balloon Therapy system's disposable balloon catheter is currently manufactured in-house at the Company's facility in Menlo Park, California. The Company believes that production of this balloon catheter in-house may improve control of and flexibility in product supply and cost. Although most of the components of the disposable balloon catheter are available from more than one vendor, certain of the components used in manufacturing the disposable balloon catheter have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. Although the Company maintains sufficient levels of inventory to avoid any material disruption resulting from the scale-up of its facility and utilization of in-house manufacturing, no assurance can be given that the Company will be able to manufacture and supply sufficient products to meet its anticipated demand.*

     The Company's controller is currently manufactured pursuant to a supply agreement with SeaMED Corporation ("SeaMED"). Pursuant to the agreement, the Company issues purchase orders to SeaMED for controllers at fixed prices, which prices are subject to review on a periodic basis. The term of the agreement currently extends through January 1998 and can be automatically renewed for additional one-year periods unless notice is given by either party. The Company believes that alternative suppliers are available for the controller and plans to qualify additional suppliers and to begin to evaluate the benefits of manufacturing the controller at its facility as production volumes increase.*

     The Company's VersaPoint system, including the bipolar electrosurgical generator and disposable microelectrodes, is currently manufactured pursuant to an OEM supply and manufacturing agreement with Gyrus. Pursuant to this agreement, Gynecare obtained an exclusive, worldwide, royalty-free license to use and sell products with the licensed technology for hysteroscopic applications. Subject to the terms and conditions of the agreement, Gyrus manufactures the bipolar generator and microelectrodes of the VersaPoint system and sells them to Gynecare at prices based on a formula set forth in the agreement. If, at any time and subject to certain conditions, Gyrus is unable to support Gynecare's product requirements, Gynecare may manufacture the products under a worldwide royalty-free license. The supply and manufacturing agreement continues until the later of the expiration date of the last patent, whose rights Gynecare has obtained under the agreement, to expire, or the abandonment of the last patent application included in the patent rights obtained by Gynecare. In the first quarter of 1996, the Company extended its license and OEM supply agreement with Gyrus to include the field of laparoscopy. The development of laparoscopic products is a collaborative effort with Gyrus which involves the completion of a series of milestones. A $400,000 deposit on this OEM agreement was made in March 1996, and additional deposits of up to $600,000 will be due over the next 12 to 24 months.

--------------
* This is a forward-looking statement reflecting current expectations of the Company. Such forward-looking statement involves risks and uncertainties and actual results may differ materially from those in such statement. As such, there can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 18, for a discussion of factors that could affect future performance.

MARKETING AND SALES

     The Company commenced international sales of the ThermaChoice Uterine Balloon Therapy system in March 1995. To date, the ThermaChoice Uterine Balloon Therapy system has been shipped to approximately 22 countries. Distributors in such countries then sell the system to customers. For the year ended December 31, 1996, OY Nikomed Finland AB, Guidant Canada, TD Medical BV, Xinya S&T Company, and Inter-Medical A/S accounted for 14%, 13%, 10%, 10% and 10%, respectively, of the Company's sales. Only limited shipments of the VersaPoint system have been made to Canada and the UK in the last quarter of fiscal 1996. In general, the Company has chosen to operate through small distribution companies because of its belief that these companies will devote greater attention to the Company's products. There are no formal written agreements with many of such distributors. Instead, the Company ships product to them based on purchase orders. In addition, certain of these sales to distributors have not yet resulted in sales to customers. Sales to distributors are made on open credit terms and may include volume purchase discounts and extended payment terms. Therefore, distributors may purchase several months of inventory at one time to take advantage of discounts and extended payment terms.

     During 1996, the Company began implementation of a targeted marketing program in three European countries and Canada. In each country, Gynecare has engaged a territory manager to work with local gynecologists and distributors to develop the market for the ThermaChoice Uterine Balloon Therapy system. The Company plans to begin a similar targeted marketing program in the United States for the VersaPoint product during 1997 and has identified five key metropolitan areas in which to focus initial sales and marketing efforts for the VersaPoint system. Gynecare plans to hire a territory manager in these target markets who will be responsible for physician training, symposia and patient education. The success of these targeted marketing efforts and the timing of FDA approval for the ThermaChoice Uterine Balloon Therapy system in the United States will determine how quickly the Company expands its targeted marketing efforts in the United States and Europe.

     The Company's marketing strategy is designed to promote the safety, efficacy, cost-effectiveness and ease of use of the ThermaChoice Uterine Balloon Therapy and VersaPoint systems. Gynecare also intends to increase the awareness in the female population and the physician community of ThermaChoice Uterine Balloon Therapy and VersaPoint treatment as alternatives to drug therapy and surgery. In order to achieve these objectives, the Company employs patient and physician educational programs including pamphlets, brochures and video tapes, articles in physician journals, women's magazines and the popular press, and news releases on network and local television both in the United States and internationally.

LICENSES, PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company holds one issued United States patent and an exclusive license to three issued United States patents covering the ThermaChoice Uterine Balloon Therapy system and has either filed for or acquired rights under a number of patent applications for the ThermaChoice Uterine Balloon Therapy system and other products in the United States. Corresponding applications have been filed in certain foreign countries. The Company's one issued United States patent was assigned to the Company by Origin pursuant to a royalty-bearing agreement covering potential future modifications to the ThermaChoice Uterine Balloon Therapy system. Additionally, pursuant to such agreement, the Company granted to Origin a non-exclusive, royalty-free license under such patent for use in fields other than gynecology. In addition to royalty obligations, the Company paid Origin a one-time fee of $45,000. The Company's policy is to generally file patent applications in foreign countries where rights are available and the Company believes it is commercially advantageous to do so. The three licensed patents relate to the design of the Company's disposable balloon catheter and method of thermal ablation of the endometrial lining of the uterus. In connection with the formation of Gynecare, Origin assigned to the Company its license to patents, applications and confidential information developed through the assignment date relating to the ThermaChoice Uterine Balloon Therapy system. Origin retained the exclusive right to use the assigned technology for ablation of the gall bladder worldwide. The exclusive, worldwide license assigned to the Company requires the Company to make certain minimum royalty payments and to pay a royalty based on net sales of products using ThermaChoice Uterine Balloon Therapy technology to the original inventors of the technology. No assurance can be given that any patents will be issued from pending patent applications or from any future patent applications, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. For example, one of the Company's competitors filed a third party observation investigating prior art patents as they relate to a European patent application licensed to the Company for the ThermaChoice product. As a result, the claims were amended and the patent will be issued. This competitor has filed a similar action in connection with the Company's prosecution of corresponding patents in Australia, the resolution of which is still pending. Further, the Company believes such competitor recently filed in the U.S. Patent Trademark Office a request for re-examination of two issued patents related to the Company's ThermaChoice product which request for re-examination has been granted by the Patent Trademark Office based on certain prior art references presented to such office, certain of which were the subject of the European observation. There can be no assurance that these patents will be held valid after the re-examination proceeding or, that if held invalid, would not have a material adverse effect on the Company's business, financial condition or results of operations.

     In July 1995, Gynecare entered into an exclusive, worldwide, royalty-free license to certain pending patent applications and a supply and development agreement with Gyrus. The agreement requires the Company to make certain minimum payments and to purchase quantities of products based on a rolling forecast. Under the agreement, Gyrus retained the rights to use the invention and associated technology for applications other than uterine fibroid and tissue removal. During the first quarter of fiscal 1996, the Company extended its license and OEM supply agreement with Gyrus for the VersaPoint technology to include the field of laparoscopy.

     In December 1994, Gynecare obtained an exclusive, worldwide, royalty-bearing license from Stuart D. Edwards to certain patents relating to a device and method of use of RF energy to perform endometrial ablation. The license requires the Company to make certain minimum payments and to pay a royalty based on net sales of products utilizing the licensed technology. This license extends for the life of the patents unless terminated earlier in the event of the Company's breach of certain covenants or agreements, including failure to market the device within specified periods after obtaining regulatory approval. Under the license, Mr. Edwards retained the rights to use the invention and associated technology for use outside the field of gynecology.

     The Company believes that it is currently in compliance with the terms of these licenses. In the event of a material breach of the Company's license agreements, including the failure to purchase minimum quantities under one of such agreements, the licensed rights revert back to the licensors. The reversion of rights under the Company's license agreements could have a material adverse effect on the Company's business and results of operations.

     In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through proprietary information agreements with employees, consultants and advisors, including members of the medical advisory board. The Company's proprietary information agreements with its employees and consultants contain industry standard provisions requiring such individuals to assign to the Company without additional consideration any inventions conceived or reduced to practice by them while employed or retained by the Company, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and advisors will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. See "Factors Affecting Future Results - Dependence on Licenses, Patents and Proprietary Technology."

GOVERNMENT REGULATION

     The manufacture and sale of medical devices, including the ThermaChoice Uterine Balloon Therapy and VersaPoint systems, are subject to extensive regulation by numerous government authorities in the United States and other countries. The ThermaChoice Uterine Balloon Therapy system is regulated as a medical device and is also subject to the FDA's PMA requirements. As a result, the Company will not be able to commence marketing and commercial sales of the ThermaChoice Uterine Balloon Therapy system in the United States unless and until it receives a PMA for marketing of such product from the FDA. The first step in the PMA process is the submission to the FDA an IDE which includes the results of bench tests and laboratory studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used for manufacturing, including the method of sterilization and its assurance. Upon receiving approval of the IDE, the Company can conduct a clinical study to collect safety and efficacy data. Upon completion of the clinical study under an IDE, the Company can submit a PMA application to the FDA to receive approval to market the product in the United States. After completion of the FDA's preliminary review of the PMA submission, the submission is sent to an FDA selected scientific advisory panel composed of physicians and scientists with expertise in the particular field. The FDA scientific advisory panel issues a recommendation to the FDA that includes conditions for approval of the PMA. Toward the end of the PMA review process, the FDA will conduct an inspection of the manufacturer's facilities to ensure that they are in compliance with the applicable GMP requirements. If the FDA evaluation of both the PMA application and the manufacturing facilities is favorable, the FDA will issue an approval letter, which usually contains a number of conditions which must be met in order to secure final approval. If those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA authorizing commercial marketing of the device. The PMA review and approval process generally requires more than a year to complete from the date of filing.

     In 1996, the Company received an IDE from the FDA to conduct a study of the ThermaChoice Uterine Balloon Therapy system and completed the patient treatment phase of its U.S. clinical trials in the October 1996. The Company is currently collecting patient follow-up data and plans to submit a PMA in 1997.* However, there can be no assurance as to whether safety and efficacy data collected during the clinical trials will be sufficient to support a PMA filing or whether the Company will receive a PMA for any of its products. In addition, if approval is received, there can be no assurance that it will not be for a more limited indication than the Company has requested, which could limit the addressable market of the ThermaChoice Uterine Balloon Therapy system and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, changes in existing regulations or adoption of new government regulations or policies could prevent or delay regulatory approval of the Company's products. Furthermore, if a PMA is granted, subsequent modifications to the approved device or manufacturing process may require a supplemental PMA or may require the submission of a new PMA application, which could require substantial additional clinical efficacy data and FDA review. Failure to obtain a PMA or to obtain such approval on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Failure to comply with applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, FDA warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     In the United States, the VersaPoint system is also regulated as a medical device and is subject to extensive regulation by numerous government authorities in the United States and other countries. The Company received notification of FDA clearance to market the system in the United States for fibroids, polyps, adhesions and divided septa. However, if the Company wished to propose modifications or enhancements to the VersaPoint system or use the system for other indications such as laparoscopic indications, and such major changes could affect the safety or effectiveness of the device, a new 510(k) submission would be required. If the Company believes that its modifications to the device do not require the submission of a new 510(k) notice, there can be no assurance that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of the changes
--------------
* This is a forward-looking statement reflecting current expectations of the Company. Such forward-looking statement involves risks and uncertainties and actual results may differ materially from those in such statement. As such, there can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 18, for a discussion of factors that could affect future performance.

or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA. Such a prohibition could have a material adverse effect on the Company's business, financial condition and results of operations.

     Every company that manufactures or assembles medical devices is required to register with the FDA and adhere to applicable FDA regulations regarding Good Manufacturing Practices ("GMP") and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other regulatory requirements will be monitored through periodic inspections by state and federal agencies, including the FDA. The Company believes that its design, manufacturing and quality control procedures will comply with the FDA's GMP regulations. In addition, marketed products are subject to continuing FDA scrutiny for compliance with the FDA's requirements relating to promotional activities. The Company has obtained a license as a medical device manufacturer from the Food and Drug Branch of the California Department of Health Services. State agencies' regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities.

     In 1995, the Company implemented policies and quality systems which allowed the Company to receive ISO 9001 and EN 46001 certification. These standards for certification have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules which require that medical products receive a CE mark by mid-1998, an international symbol of quality and compliance with applicable European medical device directives. EN 46001 certification is one of the CE mark certification requirements. Beginning in November 1995, the Company's quality assurance systems were audited by TUV, a European Community-approved notified body. Upon a satisfactory review by TUV in January 1996, the Company was awarded EN 46001, ISO 9001 and CE mark certification for the ThermaChoice Uterine Balloon Therapy system. To retain such certification, the Company must adequately maintain its quality assurance systems and undergo an annual audit by TUV. In August 1996, the Company passed a TUV surveillance inspection to extend the validity of its ISO certificate until February 1999.

     Sales of medical devices outside of the United States are subject to international regulatory requirements that vary widely from country to country. The requirements for approval for sale internationally differ from those required for FDA approval. In 1996, the Company obtained the CE mark for the ThermaChoice Uterine Balloon Therapy system. The Company will need to obtain CE mark certification for Europe in order to sell the VersaPoint system within the European Economic Area. There can be no assurance, however, that the Company will be able to achieve or maintain compliance required for CE marking. Failure to do so would mean that the Company cannot sell the VersaPoint system in the European Economic Area, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

THIRD-PARTY REIMBURSEMENT

     In the United States, health care providers, such as hospitals and physicians that purchase medical devices for treatment of their patients, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed with these devices.

     The Company's success will be dependent upon, among other things, its ability to obtain satisfactory reimbursement from health care payors for the ThermaChoice Uterine Balloon Therapy and VersaPoint systems. The Company does not expect that third-party reimbursement will be available, if at all, for use of the ThermaChoice Uterine Balloon Therapy system in the United
States unless and until FDA approval is received. If FDA approval is received, third-party reimbursement for the ThermaChoice Uterine Balloon
Therapy system will be dependent upon decisions by the Health Care Financing Administration ("HCFA") for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. While the Company believes the ThermaChoice Uterine Balloon Therapy procedure may be reimbursed in the United States under existing procedure codes for surgical ablation and the VersaPoint procedure may be reimbursed under existing procedure codes for surgical resection, there can be no assurance that this will occur or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to ensure profitability.

     Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country by country basis. Many international markets have government managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government managed systems. Large scale market acceptance of the ThermaChoice Uterine Balloon Therapy and VersaPoint systems will depend on the availability and level of reimbursement in international markets targeted by the Company. Currently, neither the ThermaChoice Uterine Balloon Therapy system nor the VersaPoint system has been approved for reimbursement in any international market. Obtaining reimbursement approvals can require 12 to 18 months or longer. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all.

     Regardless of the type of reimbursement system, the Company believes that physician advocacy of the ThermaChoice Uterine Balloon Therapy and VersaPoint systems will be required to obtain reimbursement. Availability of reimbursement will depend not only on the clinical efficacy and procedure cost, but also on the duration of the relief provided by the procedure.
There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of the ThermaChoice Uterine Balloon Therapy and VersaPoint systems. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     At present, the Company considers its primary competition to be current therapies for the treatment of uterine disorders, including drug therapy, D&C, surgical ablation, surgical resection and hysterectomy. The Company will also compete against other minimally invasive techniques under development for the treatment of dysfunctional uterine bleeding, including other ablation techniques which employ thermal fluid, RF energy or freezing techniques ("cryoablation"). The ThermaChoice Uterine Balloon Therapy system may compete with other systems manufactured and marketed by companies outside of the United States, although such products are not currently approved by the FDA for marketing in the United States.

     There are many large companies with significantly greater financial, manufacturing, marketing, distribution and technical resources and clinical experience than Gynecare. Such companies are developing and marketing devices for surgical removal of the uterus, uterine fibroids, the endometrial lining of the uterus and other uterine tissue or non-surgical methods such as drug therapy. Additionally, there are companies developing alternative methods of uterine tissue ablation that compete with the Company. These include the Valley Lab division of Pfizer, Inc., U.S. Surgical Corporation, FemRx, Inc. and Wallsten Medical. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or non-competitive. The Company also competes with such other companies for clinical sites to conduct trials. Such competition could have a material and adverse effect on the Company's business, financial condition and results of operations.

     As a result of the entry of large and small companies into the market, the Company expects competition for devices and systems used to treat uterine disorders to increase. The Company believes that the primary competitive factors in the market for treatment of uterine disorders are safety, efficacy, ease of use, reliability and cost-effectiveness. The Company believes that ThermaChoice Uterine Balloon Therapy and VersaPoint systems will be substantially less costly than highly-invasive, traditional surgical procedures and may ultimately replace these procedures in some applications. The Company's products may also enable the physician to perform procedures less invasively with reduced patient trauma in a shorter period of time. As a result, the Company believes that its products compete favorably with respect to these factors, although no assurance can be given that it will be able to continue to do so.

EMPLOYEES

     As of December 31, 1996, the Company employed 44 individuals, of which 18 are engaged directly in research, development and regulatory activities, 9 in manufacturing and 17 in marketing, sales and administrative positions.
The Company is dependent on its ability to attract and retain qualified scientific, technical and key management personnel. None of the Company's employees are covered by a collective bargaining agreement. Gynecare believes that it maintains good relations with its employees.

PRODUCT LIABILITY AND INSURANCE

     The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date. Although the Company maintains product liability insurance with coverage limits of $3,000,000 per occurrence and an annual aggregate maximum of $3,000,000, there can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will continue to be available on commercially reasonable terms or at all.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

     Gynecare operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include the following:

     DEPENDENCE ON A LIMITED NUMBER OF PRODUCTS. Currently, the ThermaChoice Uterine Balloon Therapy and VersaPoint systems are the only products being marketed by the Company. The Company will be required to obtain regulatory approvals, including PMA approval from the FDA, before the ThermaChoice Uterine Balloon Therapy system can be marketed in the United States and in certain foreign countries, including Japan. There can be no assurance that the Company's efforts will be successful or that the ThermaChoice Uterine Balloon Therapy system will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory or reimbursement authorities or successfully marketed. The Company's VersaPoint system has only recently received FDA clearance for marketing in the United States, and the Company has made limited shipments of the system internationally. Furthermore, because the ThermaChoice Uterine Balloon Therapy and VersaPoint systems represent the Company's principal near-term focus, the Company could be required to cease operations if these products are not successfully commercialized. In addition, the continuing follow-up phase of the U.S. clinical trials of the ThermaChoice Uterine Balloon Therapy system may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. Although there has been a significant success rate in the patients treated to date under the current protocol for the ThermaChoice Uterine Balloon Therapy system, there is only limited follow-up data for such patients. As a result, there can be no assurance that the success rate of the procedure will be sustainable or will not decrease over time. If the ThermaChoice Uterine Balloon Therapy system does not prove to be safe and effective in long-term follow up of clinical trials, there would be a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED OPERATING HISTORY AND REVENUES; ANTICIPATED FUTURE LOSSES. The Company has generated only limited revenues to date and has experienced net losses since its inception. As of December 31, 1996, the Company had an accumulated deficit of $16.8 million. The Company expects its operating losses to continue for at least the next several years. In addition, the Company expects that it will continue to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. There can be no assurance that the ThermaChoice Uterine Balloon Therapy and VersaPoint systems will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

     UNCERTAINTY OF MARKET ACCEPTANCE. The Company's success is dependent upon acceptance of the ThermaChoice Uterine Balloon Therapy and VersaPoint products by the medical community as reliable, safe and cost-effective treatments for dysfunctional uterine bleeding and benign pathology. The Company is unable to predict how quickly, if at all, its products will be accepted by the medical community or, if accepted, the number of procedures that will be performed. The medical indications that can be treated with the ThermaChoice Uterine Balloon Therapy and VersaPoint systems can also be treated by surgery, drugs or other medical devices. Although the Company believes that its products have certain advantages over competing products and technologies, the Company does not have long-term clinical data demonstrating such advantages. There can be no assurance that any such advantages will be clinically significant. The ThermaChoice Uterine Balloon Therapy and VersaPoint systems are designed to be used with a local anesthetic in a clinic or physician's office. If physicians recommend or require that the procedures using the ThermaChoice or VersaPoint products be performed under general anesthesia in a hospital or outpatient surgery center instead of under local anesthesia in a clinic or physician's office, market acceptance of the products would be adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that the ThermaChoice system may be adaptable to other uterine bleeding disorders, there can be no assurance that the product will be clinically effective for any other indications, that regulatory approval of the product for such other indications could be obtained, that treatment of such conditions would be commercially feasible or that additional markets for any such indications will develop. Obtaining FDA approval to market the ThermaChoice Uterine Balloon Therapy system for other indications is likely to require a long period of time and considerable expense. Patient population estimates are subject to inherent uncertainties, and the Company is unable to determine with any degree of certainty the number of patients for any indication or the number of patients who are suitable for treatment.

     POTENTIAL FLUCTUATIONS IN FUTURE QUARTERLY RESULTS. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control. These factors include actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company establishes its network of distributors and direct sales personnel in the U.S. and internationally, the timing and size of customer purchases, which may be influenced by volume purchase discounts and extended payment terms, the progress of the Company's PMA application to the FDA for the ThermaChoice Uterine Balloon Therapy system, and competition.

     LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON SINGLE CONTRACT MANUFACTURERS AND SOLE SOURCE SUPPLIERS; SCALE-UP RISK. The Company only recently commenced manufacture of certain components of its products and depends on contract manufacturers for the production of certain components of the ThermaChoice Uterine Balloon Therapy system and the entire VersaPoint system. The Company expects to continue to depend on such manufacturers for the forseeable future. The integration of the Company's operations into new facilities, which occurred in November 1995, has resulted and may continue to result in inefficiencies. Specifically, manufacturers often encounter difficulties in production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company may experience a shortage of manufacturing capacity if the new facility fails to operate as planned. Although the Company intends to maintain sufficient levels of inventory to avoid any material disruption resulting from the continuing scale-up of the new facility and transition to in-house manufacturing, there can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for commercial sales. Additionally, any delay or difficulty in continuing manufacturing activities at the new facility, or the inability of the Company's contract manufacturers to supply required materials and the Company subsequently not being able to successfully find an alternative source of supply in a timely manner, may have a material adverse effect on the Company's business, financial condition and results of operations. For the forseeable future, the Company expects that manufacturing start-up and overhead costs spread over low production volumes combined with the cost of using contract manufacturers to produce the ThermaChoice controller and VersaPoint system will continue to have an adverse effect on gross margins.

LIMITED INTERNATIONAL DISTRIBUTION; NO U.S. DISTRIBUTION. To date, all of the Company's sales have been outside the United States, and the Company anticipates that a significant portion of its revenues for the next year will continue to be derived from international sales. The Company currently markets and sells its products internationally through a network of distributors. The Company's international sales are dependent upon the marketing efforts of, and sales by, these distributors. The Company may also rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets. In general, the Company has chosen to operate through small distribution firms because of its belief that these firms will devote greater attention to the Company's products. The use of small distributors increases the risks associated with financial instability, which includes the risk that distributors will cease operations or will be unable to satisfy financial obligations to the Company. If a distributor were to fail to invest adequate capital promoting the Company's products or were to cease operations, the Company would likely be unable to achieve significant sales in the territory. Gynecare also does not currently have any distribution in the United States. There can be no assurance that the Company will establish U.S. distribution networks for the ThermaChoice Uterine Balloon Therapy and VersaPoint systems in a timely manner. The failure to establish such distribution would have a material adverse effect on the Company's business, financial condition and results of operations.

     A number of other risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations and fluctuations in foreign currency exchange rates. There can be no assurance that the Company will be able to successfully commercialize the ThermaChoice Uterine Balloon Therapy system, VersaPoint system, or any future product in any market.

     UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT. The Company's success will be dependent upon, among other things, its ability to obtain satisfactory reimbursement from health care payors for the ThermaChoice Uterine Balloon Therapy and VersaPoint systems. The Company does not expect that third-party reimbursement will be available, if at all, for use of the ThermaChoice Uterine Balloon Therapy system in the United States unless and until FDA approval is received. Third-party reimbursement for the VersaPoint system and the ThermaChoice Uterine Balloon Therapy system, once FDA approval is received, would be dependent upon decisions by the HCFA for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. While the Company believes that the ThermaChoice Uterine Balloon Therapy procedure may be reimbursed in the United States under existing procedure codes for endometrial ablation and that the VersaPoint procedure may be reimbursed under existing procedure codes for surgical resection, there can be no assurance that this will occur or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease healthcare costs in recent years, there can be no assurance that any reimbursement will be sufficient to assure profitability.

     Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country by country basis. Many international markets have government managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government managed systems. Large scale market acceptance of the ThermaChoice Uterine Balloon Therapy and VersaPoint systems will depend on the availability and level of reimbursement in international markets targeted by the Company. Currently, neither the ThermaChoice Uterine Balloon Therapy system nor the VersaPoint system has been approved for reimbursement in any international market. Obtaining reimbursement approvals can require 12 to 18 months or longer. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all.

     GOVERNMENT REGULATION. The manufacture and sale of medical devices, including the ThermaChoice Uterine Balloon Therapy and VersaPoint systems, are subject to extensive regulation by numerous government authorities in the United States and other countries. The ThermaChoice Uterine Balloon Therapy system is subject to the FDA's PMA requirements. As a result, the Company will not be able to commence marketing and commercial sales of the ThermaChoice Uterine Balloon Therapy system in the United States unless and until it receives PMA approval for marketing of such product from the FDA.
In October 1996, the Company completed the patient treatment phase of its U.S. clinical study for the ThermaChoice Uterine Balloon Therapy system and the follow-up data collected to-date has indicated overall success in patient treatment. However, there can be no assurance as to whether long-term safety and efficacy data collected during clinical trials will be sufficient to support a PMA filing or whether the Company will receive PMA approval for the ThermaChoice system. In addition, if approval is received, there can be no assurance that it would not be for a more limited indication than the Company has requested, which could limit the addressable market of the ThermaChoice Uterine Balloon Therapy system and have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to conduct additional clinical trials for the ThermaChoice Uterine Balloon Therapy system which may result in substantial costs and delays. In addition, changes in existing regulations or adoption of new government regulations or policies could prevent or delay regulatory approval of the Company's products. Furthermore, if PMA approval is granted, subsequent modifications to the approved device or manufacturing process may require a PMA supplement or may require the submission of a new PMA, which could require substantial additional clinical efficacy data and FDA review. Failure to obtain PMA approval or to obtain such approval on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operations.

     In the United States, the VersaPoint system required clearance from the FDA under a 510(k) application. This application was filed in June 1996 and cleared in November 1996. However, if the Company wished to propose modifications or enhancements to the VersaPoint system or use the system for other indications such as laparoscopic indications, and such major changes could affect the safety or effectiveness of the device, a new 510(k) submission would be required. In such a case, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA. Such a prohibition could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the products may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Failure to comply with applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, FDA warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The requirements for approval for sale internationally may differ from those required for FDA approval. In Europe, the Company will be required to obtain the certifications necessary to enable the CE mark to be affixed to the Company's products by mid-calendar 1998 in order to continue commercial sales in member countries of the European Union. Although the Company has obtained all such certifications for its ThermaChoice Uterine Balloon Therapy system, there can be no assurance that it will be able to obtain certifications for its VersaPoint product or other future products in a timely manner, if at all. A failure to obtain any such certifications could have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON LICENSES, PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success depends in part on its ability to retain licenses, obtain patent protection for products and processes, and preserve its trade secrets and proprietary technology. The Company's one issued United States patent was assigned to the Company by Origin pursuant to a royalty-bearing agreement covering potential future modifications to the ThermaChoice Uterine Balloon Therapy system. Additionally, pursuant to such agreement, the Company granted to Origin a non-exclusive, royalty-free license under such patent for use in fields other than gynecology. The validity and breadth of claims covered in medical device technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents will be issued from pending patent applications or from any future patent applications, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. For example, one of the Company's competitors filed a third party observation investigating prior art patents as they relate to a European patent application licensed to the Company for the ThermaChoice product. As a result, the claims were amended and the patent will be issued. This competitor has filed a similar action in connection with the Company's prosecution of corresponding patents in Australia, the resolution of which is still pending. Further, the Company believes such competitor recently filed in the U.S. Patent Trademark Office a request for re-examination of two issued patents related to the Company's ThermaChoice product which request for re-examination has been granted by the Patent Trademark Office based on certain prior art references presented to such office, certain of which were the subject of the European observation. There can be no assurance that these patents will be held valid after the re-examination proceeding or, that if held invalid, would not have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, certain of the Company's licenses provide that the license rights revert back to the licensors in the event of material breach of the license agreements, including failure to pay minimum royalty amounts or milestone payments when due, or failure to purchase certain quantities of product from the licensor. To the extent license rights are involved, the Company is dependent upon technology licensors to prosecute their patents in the United States and in foreign countries. The reversion of rights under the Company's license agreements or failure of the licensors to fully prosecute patents would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     FUTURE CAPITAL NEEDS. The Company's capital requirements depend on a number of factors, including the timing of FDA approval of the ThermaChoice Uterine Balloon Therapy system and demand for and market acceptance of the Company's products, the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the resources required to hire and develop a direct sales force in the United States, the resources required to expand manufacturing capacity and facilities requirements, the costs of obtaining reimbursement for use of the Company's ThermaChoice Uterine Balloon Therapy and VersaPoint systems in new and existing markets, and other factors. Consequently, although there can be no assurance that the Company will not require additional financing prior to the end of 1997, the Company believes that its cash, cash equivalents and short-term investments together with interest thereon will be sufficient to fund its operations and capital requirements through December 31, 1997. The estimate of this time period is a forward-looking statement involving risks and uncertainties and actual results may differ materially as a result of a number of factors including those noted above. Should additional be required, such funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     CONTROL BY DIRECTORS AND PRINCIPAL STOCKHOLDERS. The directors and principal stockholders of the Company, and certain of their affiliates, own approximately 64% of the Company's outstanding Common Stock. Accordingly, these persons, individually and as a group, may be able to effectively control the Company and direct its affairs and business, including any determination with respect to the acquisition or disposition of assets by the Company, future issuances of Common Stock or other securities by the Company, declaration of dividends on the Common Stock and the election of directors. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

     Information concerning executive officers and directors is set forth below.

Name                          Age      Position

A. Lad Burgin, Ph.D.          51       President, Chief Executive Officer and
                                       Director

Steve Adams                   49       Vice President of International Sales

Malcolm M. Farnsworth, Jr.    45       Vice President, Chief Financial Officer
                                       and Secretary

Augustine Y. Lien             52       Vice President of Operations

Milton B. McColl, M.D.        37       Vice President and Medical Director

Vahid Saadat                  35       Vice President of Research and
                                       Development

Elizabeth B. Connell, M.D.    71       Director

David L. Douglass             44       Director

A. Grant Heidrich             44       Director

Alan Levy, Ph.D.              59       Director

Mary Lake Polan, M.D., Ph.D.  53       Director

F. Thomas Watkins, III        44       Director

     DR. BURGIN was engaged by the Company as a consultant in January 1996, became President and Chief Executive Officer in July 1996 and a director of the Company in March 1997. Dr. Burgin has twenty-seven years of experience as a business executive and consultant. Since September 1988, Dr. Burgin served as President and Chief Executive Officer of HRMG, Inc., a management consulting firm specializing in assisting clients to achieve competitive advantage by building and sustaining high performance organizations. Prior to joining HRMG, Dr. Burgin served for ten years with Transamerica Life Companies and Vice President of Human Resources with Transamerica Corporation. Dr. Burgin is a graduate of Ohio State University from which he holds B.S., MBA and Ph.D. degrees.

     MR. ADAMS joined the Company in July 1995 as Vice President of International Sales and has over 20 years of international sales experience in the medical device industry. Prior to joining the Company, he was Director, International, from 1984 to 1991 and Vice President, International Operations, from 1992 to 1995 with Advanced

Cardiovascular Systems, Inc., a leading supplier of balloon angioplasty systems. Mr. Adams holds a B.S. degree in General Studies from the University of Iowa.

     MR. FARNSWORTH has served as Vice President, Chief Financial Officer and Secretary of the Company since its inception in March 1994. From December 1991 to December 1994, he was Vice President and Chief Financial Officer of Origin, a manufacturer of minimally invasive surgical devices. From March 1994 to December 1994, he served as an officer of both Gynecare and Origin. From August 1990 to December 1991, Mr. Farnsworth was a consultant to several medical device companies including Cardiac Pathways, Inc., Cardiometrics, Inc., and Origin. Mr. Farnsworth, a certified public accountant, holds an M.B.A. degree from the University of California at Berkeley.

     MR. LIEN joined the Company in March 1995 as Vice President of Operations. From 1989 until joining the Company, he was Vice President of Operations for Menlo Care, Inc., a manufacturer of critical care catheters. From 1985 to 1989, Mr. Lien was employed as Director of Operations of Nellcor, Inc., a manufacturer of high performance electronic patient monitoring systems. Mr. Lien holds an M.S. degree in Operations Research from Stanford University and an M.B.A. degree from the University of Santa Clara.

     DR. MCCOLL joined the Company in April 1994 as Vice President and Medical Director. From 1989 until joining the Company, he served as Director of Marketing for Origin. From 1981 to 1988, Dr. McColl was a member of the National Football League's San Francisco 49ers. Dr. McColl holds an M.D. from Stanford University Medical School and three issued U.S. patents in the medical device field.

     MR. SAADAT joined the Company in July 1995 as Vice President of Research and Development. From 1987 until joining the Company, Mr. Saadat served in various engineering and management positions at Trimedyne, Inc., a manufacturer of surgical laser systems, most recently as Senior Vice President of R & D and Manufacturing. He holds an M.S. degree in Biomedical Engineering from the University of Texas at Austin. Mr. Saadat holds five issued and three pending U.S. patents in the field of medical laser and related catheter systems.

     DR. CONNELL has been a Director of the Company since December 1994 and has been a professor of Gynecology and Obstetrics at Emory University School of Medicine since 1981. She has served as a Chairperson of the FDA Obstetrics and Gynecology Devices Panel from 1988 to 1992; as a member of the FDA Panel on Review of Obstetrical and Gynecological Devices from 1976 to 1979; and as a member of the FDA Obstetrics and Gynecology Advisory Committee from 1970 to 1978. Dr. Connell is a director of UroMed Corp., a medical device company. Dr. Connell received her M.D. from the University of Pennsylvania.

     MR. DOUGLASS has been a Director of the Company since March 1994. Mr. Douglass has been a general partner of Delphi Ventures, a venture capital fund, since 1990 and has been a general partner of Matrix Partners II, L.P., a venture capital fund, since 1986. Mr. Douglass serves as a director of VidaMed, Inc., a medical device company. He holds an M.A. in Administration and Policy Analysis and an M.B.A. from Stanford University.

     MR. HEIDRICH has been a Director of the Company since March 1994 and has been a general partner of Mayfield Fund, a venture capital firm, since 1983. Mr. Heidrich is a director of Vivus, Inc., which produces therapeutic products for the treatment of human disease. He received an M.B.A. from Columbia University, and a B.A. from Stanford University.

     DR. LEVY has been a Director of the Company since March 1995. Since November 1993, Dr. Levy has been President, Chief Executive Officer and a director of Heartstream, Inc., a company that develops, manufacturers and markets devices for performing external cardiac defibrillation. From 1989 to 1993, he was President of Heart Technology, Inc., a manufacturer of atherosclerosis treatment devices. Before joining Heart Technology, Dr. Levy was Vice President of Research and New Product Development and a member of the board of the Ethicon division of Johnson & Johnson. Dr. Levy received his Ph.D. in Organic Chemistry from Purdue University.

     DR. POLAN has been a Director of the Company since June 1995 and was a member of the Company's Medical Advisory Board from May 1994 to June 1995. She is Chairperson of the Department of Gynecology and

Obstetrics at Stanford University School of Medicine, which she joined in 1990. In 1991, Dr. Polan served as Co-chair of the Task Force on Opportunities for Women's Health of the National Institutes of Health. She has been a member of the Board of Health Sciences Policy of the Institute of Medicine, a unit of the National Academy of Sciences, since 1992. Dr. Polan is also a director of Quidel Corporation, American Home Products Corporation and Metra Biosystems, Inc. Dr. Polan received her M.D. from Yale University School of Medicine, where she also received a doctorate degree in biophysics and biochemistry.

     MR. WATKINS has been a Director of the Company since August 1995. Since May 1995, he has served as a Vice President of Guidant Corporation and President of its subsidiary, Origin. Mr. Watkins served as President of another Guidant subsidiary, Heart Rhythm Technologies, from May 1995 through September 1995. From July 1989 to May 1995, Mr. Watkins held various senior management positions with Origin. Prior to that, he served in management positions in several start-up companies, including Microgenics Corporation, and was a consultant with the international consulting firm of McKinsey & Company, Inc. He received an M.B.A. degree from Harvard University.

MEDICAL ADVISORY BOARD

     The Company has established a seven-member Medical Advisory Board, consisting of experts in the field of gynecology. Each member is reimbursed for expenses in connection with serving on the advisory board. Each member, except for Dr. London and Dr. Wood, has received nonstatutory stock options to purchase 2,632 shares of Common Stock of the Company, which options vest over a four-year period and have a ten-year term. The members of the Company's Medical Advisory Board are as follows:

     BERNARD BLANC, MD is a professor of Obstetrics and Gynecology at the University of Marseilles, France. Dr. Blanc has been treating patients with the ThermaChoice Uterine Balloon Therapy system since the fourth quarter of 1994 and serves as one of the Company's clinical investigators in France.

     ALAN DECHERNEY, MD is a professor and the Chairman of the Department of Obstetrics and Gynecology at the University of California at Los Angeles. Dr. DeCherney is one of the pioneers in hysteroscopic surgery in the United States and has published numerous papers on treatment of uterine disorders and other gynecological issues.

     FRANKLIN LOFFER, MD is in the private practice of gynecology, holds a teaching appointment at the Maricopa Medical Center in Phoenix, Arizona and is one of the first gynecologists in the world to perform endometrial ablation using a laser. Dr. Loffer serves as one of the Company's clinical investigators in the United States. Dr. Loffer has published numerous papers on treatment of uterine disorders and other gynecological issues.

     ROBERT LONDON, MD is the Senior Medical Director of NYLcare/Health Plus, New York Life's managed care subsidiary for the mid-Atlantic states. Prior to that, he was the Regional Manager of Women's Health Care and Special Projects at Mid-Atlantic Kaiser Permanente, one of the leading health maintenance organizations in the United States.

     ROBERT NEUWIRTH, MD is the Babcock Professor in the Department of Obstetrics and Gynecology, Columbia University College of Physicians and Surgeons, and Director Emeritus at St. Luke's-Roosevelt Hospital Center in New York City. He is one of the inventors of the ThermaChoice Uterine Balloon Therapy system and will receive royalty payments from Gynecare from sales of the ThermaChoice Uterine Balloon Therapy system. Dr. Neuwirth serves as one of the investigators for the Company's current clinical trial in the United States. He has published numerous papers on uterine disorders, including two investigative papers on the ThermaChoice Uterine Balloon Therapy system.

     GEORGE VILOS, MD is a practicing physician in London, Ontario, Canada and has conducted clinical trials in Canada. Dr. Vilos has treated over 60 patients with the ThermaChoice Uterine Balloon Therapy system without complication since June 1994.

     CARL WOOD, MD, Professor of Gynecology at Monarch University, is in private practice in Australia and is conducting clinical trials at a clinical site in Australia. Dr. Wood and his associate, Peter Maher, M.D., began treating patients with the ThermaChoice Uterine Balloon Therapy system in March 1995.

                              ITEM 2. PROPERTIES

     The Company leases a facility consisting of approximately 24,000 square feet in Menlo Park, California. This facility is expected to accommodate the Company's planned growth for several years. The Company has obtained a manufacturing license from the State of California in order to manufacture its products and has registered this facility with the FDA in order to commence commercial product sales of the VersaPoint system within the United States.


                          ITEM 3. LEGAL PROCEEDINGS

     None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                             STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market under the NASDAQ symbol GYNE. The following table sets forth the range of the high and low prices by quarter as reported by the NASDAQ National Market System since November 22, 1995, the date the Common Stock commenced trading.

                                            High       Low
                                            ----       ----

         1995: Fourth Quarter               10.25      6.25
       (from November 22, 1995)

         1996: First Quarter                11.25      7.63

         1996: Second Quarter               10.25      7.75

         1996: Third Quarter                 7.50      3.50

         1996: Fourth Quarter                9.06      5.38

         1997: First Quarter                 8.12      6.69
       (through March 12, 1997)

     As of March 12, 1997, the number of common stockholders of record was 94. The Company has not paid any dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. Future cash dividends, if any, shall be determined by the Board of Directors. Additionally, the Company's secured credit facility contains covenants restricting the payment of dividends.

                       ITEM 6. SELECTED FINANCIAL DATA

     Incorporated herein by reference from the Annual Report under the caption "Selected Financial Data."

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated by reference herein from
Part IV Item 14(a)(1) and (2).

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

     Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

                ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

     Certain information regarding the directors and officers of the Company is contained herein under Item 1, "Executive Officers and Directors of the Company."

     Information regarding directors appearing under the caption "Election of Directors -- Directors and Nominees for Director" in the Proxy Statement is hereby incorporated by reference.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

                       ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the Proxy Statement under the captions "Election of Directors -- Directors and Nominees for Director," "Election of Directors -- Director Compensation," "Election of Directors -- Compensation Committee Interlocks and Insider Participation" and "Executive Compensation."

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference from the Proxy Statement under the caption "Election of Directors -- Security Ownership."

           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the Proxy Statement under the caption "Election of Directors -- Compensation Committee Interlocks and Insider Participation," "Election of Directors -- Certain Transactions" and "Executive Officer Compensation."

                                   PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report or incorporated herein by reference:

     1.   CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated financial statements of Gynecare, Inc. required to be filed as part of this Report, are incorporated herein by reference from the Annual Report under the caption "Financial Overview."

          The following financial statements of Uterine Balloon Therapy Business Operations of Origin Medsystems, Inc. are filed as part of this
Report:

           INDEX TO FINANCIAL STATEMENTS OF UTERINE BALLOON THERAPY
                BUSINESS OPERATIONS OF ORIGIN MEDSYSTEMS, INC.

                                                                           Page

Report of Independent Accountants of the Uterine Balloon Therapy
Operations of Origin Medsystems, Inc. (UBTO)                                F-1

Balance Sheet of UBTO at December 31, 1993                                  F-2

Statement of Operations of UBTO for the period from
January 1, 1994 to March 7, 1994 and for the year ended December 31, 1993   F-3

Statement of Cash Flows of UBTO for the period from January 1, 1994 to
March 7, 1994 and for the year ended December 31, 1993                      F-4

Notes to Financial Statements of UBTO                                       F-5

     2.   FINANCIAL STATEMENT SCHEDULES

Valuation and Qualifying Accounts                                           S-1

     3.   EXHIBITS

The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K filed in the fourth quarter of 1996.

     None.

(c)  Exhibits.

     EXHIBIT
     NUMBER                                  TITLE
    ---------  -----------------------------------------------------------------
         3.1*  Restated Certificate of Incorporation of Registrant.

         3.2*  Bylaws of Registrant.

         4.1*  Form of Common Stock certificate.

       +10.1*  1994 Stock Option Plan and form of option agreement thereunder.

       +10.2* 1995 Directors' Stock Option Plan and form of option agreement thereunder.

       +10.3* 1995 Employee Stock Purchase Plan and form of subscription agreement thereunder.

        10.4* Form of Indemnification Agreement entered into between Registrant and its directors and officers.
        10.5* Second Amended and Restated Shareholder Rights Agreement dated May 5, 1995 between Registrant and certain holders of Common Stock and Preferred Stock.
        10.6* Business Park Lease dated July 14, 1995 between Registrant and David D. Bohannan Organization, relating to facility located at 235 Constitution Drive, Menlo Park, California.
      *10.7** Supply Agreement between the Registrant and Origin Medsystems, Inc., dated January 1, 1995.
        10.8* Management Services Agreement between the Registrant and Origin Medsystems, Inc. dated March 8, 1994.
      *10.9** License Agreement dated January 1993, by and among Origin, Gynelab Products, Inc., Dr. Robert S. Neuwirth and Lee R. Bolduc.
       10.10* License Assignment Agreement between Origin Medsystems, Inc. and the Registrant dated March 8, 1994.
     *10.11** Supply Agreement between the Registrant and SeaMED Corporation, dated July 1, 1994.
     *10.12** Distribution Agreement between the Registrant and Origin Canada dated June 9, 1995.

       10.13* License Assignment Agreement between Origin Medsystems, Inc. and the Registrant dated October 9, 1995.
     *10.14** Assembly Agreement dated February 1, 1995 between the Registrant and Lewicki Microelectronic GmbH.
       10.15*  Distribution Agreement between the Registrant and T.D. Medical, a Dutch Corporation dated March 1, 1995.
     *10.16**  Distribution Agreement between the Registrant and
               J. Anklin A. G., a Swiss Corporation, dated February 21, 1995 ++10.17** Supply and Manufacturing License Agreement between Gyrus Medical,
               Ltd. and the Registrant dated July 24, 1995
    ++10.18**  Second Amendment to Supply and Manufacturing License Agreement
               between Gyrus Medical, Ltd. and the Registrant dated March 31,
               1996
         11.1  Statement Regarding Computation of Net Loss Per Share.

         13.1  1996 Annual Report to Stockholders

         23.1  Consent of Coopers & Lybrand, L.L.P, Independent Auditors

         24.1  Power of Attorney (See page 33)

         27.1  Financial Data Schedule

--------------
 * Previously filed as exhibits to Registration Statement on Form SB-2 (File No. 33-97910-LA), declared effective by the Securities and Exchange Commission on November 21, 1995.
**  Confidential treatment granted with respect to certain portions.
 + Denotes a compensation plan in which an executive officer or director participates.
++ Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1996.

(d) Financial Statement Schedules.

    See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997                GYNECARE, INC.


                                  By: /s/ A. Lad Burgin, Ph.D.
                                      ------------------------
                                      A. Lad Burgin, Ph.D.
                                      President and
                                      Chief Executive Officer

     KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Lad Burgin, Ph.D., and Malcolm M. Farnsworth, Jr., jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirement of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                                       Title                        Date
--------------------------------          --------------------------------------   --------------
/s/ A. LAD BURGIN, PH.D.                  President, Chief Executive Officer       March 28, 1997
--------------------------------          (Principal Executive Officer)
A. Lad Burgin, Ph.D.


/s/ MALCOLM M. FARNSWORTH, JR.            Vice President, Finance and Chief        March 28, 1997
--------------------------------          Financial Officer (Principal Financial
Malcolm M. Farnsworth, Jr.                and Accounting Officer)

/s/ ELIZABETH B. CONNELL, M.D.            Director                                 March 28, 1997
--------------------------------
Elizabeth B. Connell, M.D.

/s/ DAVID L. DOUGLASS                     Director                                 March 28, 1997
--------------------------------
David L. Douglass

/s/ A. GRANT HEIDRICH                     Director                                 March 28, 1997
--------------------------------
A. Grant Heidrich

/s/ ALAN LEVY, PH.D.                      Director                                 March 28, 1997
--------------------------------
Alan Levy, Ph.D.

/s/ MARY LAKE POLAN, M.D., PH.D.          Director                                 March 28, 1997
--------------------------------
Mary Lake Polan, M.D., Ph.D.

/s/ F. THOMAS WATKINS, III                Director                                 March 28, 1997
--------------------------------
F. Thomas Watkins, III


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Origin Medsystems, Inc.:


     We have audited the accompanying balance sheet of the Uterine Balloon Therapy Business Operations of Origin Medsystems, Inc. as of December 31, 1993 and the related statements of operations, and cash flows for the period from January 1, 1994 to March 7, 1994 and for the year ended December 31, 1993. These financial statements are the responsibility of the management of the Uterine Balloon Therapy Business Operations of Origin Medsystems, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     Certain costs and expenses presented in the financial statements represent allocations and management's estimates of the cost of services provided to the Uterine Balloon Therapy Business Operations of Origin Medsystems, Inc. As a result, the financial statements presented may not be indicative of the financial position or results of operations that would have been achieved had the Uterine Balloon Therapy Business Operations of Origin Medsystems, Inc. operated as a non-affiliated entity.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Uterine Balloon Therapy Business Operations of Origin Medsystems, Inc. as of December 31, 1993 and the results of its operations and its cash flows for the period from January 1, 1994 to March 7, 1994 and for the year ended December 31, 1993, in conformity with generally accepted accounting principles.


                                                       COOPERS & LYBRAND L.L.P.


San Jose, California
November 9, 1995

                 UTERINE BALLOON THERAPY BUSINESS OPERATIONS
                          OF ORIGIN MEDSYSTEMS, INC.


                                BALANCE SHEET


                                                                    DECEMBER 31,
                                                                        1993
                                                                    ------------
                                    ASSETS

Prepaid royalties...............................................     $2,000,000
                                                                     ----------
      Total assets..............................................     $2,000,000
                                                                     ----------
                                                                     ----------
                        LIABILITIES AND NET INVESTMENT

Accounts payable................................................     $   89,000
                                                                     ----------
      Total current liabilities.................................         89,000
                                                                     ----------

Origin's net investment in the Uterine Balloon Therapy
  Business Operations...........................................      1,911,000
                                                                     ----------
      Total liabilities and net investment......................     $2,000,000
                                                                     ----------
                                                                     ----------


   The accompanying notes are an integral part of these financial statements.

                 UTERINE BALLOON THERAPY BUSINESS OPERATIONS
                          OF ORIGIN MEDSYSTEMS, INC.


                           STATEMENTS OF OPERATIONS

                                               FOR THE PERIOD
                                           FROM JANUARY 1, 1994 TO  FOR THE YEAR ENDED
                                                MARCH 7, 1994        DECEMBER 31, 1993
                                           -----------------------  ------------------
Operating Expenses:

  Research and development...............        $ 122,000               $ 883,000

  Selling, general and administrative....            7,000                  97,000
                                                 ---------               ---------
        Total operating expenses.........          129,000                 980,000

Loss from operations.....................         (129,000)               (980,000)
                                                 ---------               ---------
Net loss.................................        $(129,000)              $(980,000)
                                                 ---------               ---------
                                                 ---------               ---------


   The accompanying notes are an integral part of these financial statements.

                 UTERINE BALLOON THERAPY BUSINESS OPERATIONS
                          OF ORIGIN MEDSYSTEMS, INC.


                           STATEMENTS OF CASH FLOWS

                                                         FOR THE PERIOD
                                                     FROM JANUARY 1, 1994 TO  FOR THE YEAR ENDED
                                                          MARCH 7, 1994        DECEMBER 31, 1993
                                                     -----------------------  ------------------
Cash flows from operating activities:

  Net loss.......................................           $(129,000)           $  (980,000)

  Changes in operating assets and liabilities:

    Prepaid royalties............................                  --             (2,000,000)

    Accounts payable.............................             (81,000)                89,000

    Accrued expenses.............................               1,000                     --
                                                            ---------            -----------
      Net cash used in operating activities......            (209,000)            (2,891,000)
                                                            ---------            -----------
Cash flows from financing activities:
  Origin's investment in the Uterine Balloon
    Therapy Business Operations..................             209,000              2,891,000
                                                            ---------            -----------
      Net cash provided by financing activities..             209,000              2,891,000
                                                            ---------            -----------
Net increase (decrease) in cash and cash
  equivalents....................................                  --                     --

Cash and cash equivalents at beginning of period.                  --                     --

Cash and cash equivalents at end of period.......                  --                     --



   The accompanying notes are an integral part of these financial statements.

                UTERINE BALLOON THERAPY BUSINESS OPERATIONS OF
                            ORIGIN MEDSYSTEMS, INC.

                      NOTES TO THE FINANCIAL STATEMENTS

1.   FORMATION AND BUSINESS OF THE COMPANY:

     Origin Medsystems, Inc. ("Origin") competes in the market defined by a broad range of disposal surgical devices and equipment used in a multitude of applications in minimally invasive surgery. The Uterine Balloon Therapy system is used to treat women experiencing excessive uterine bleeding.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION

     The financial statements of the Uterine Balloon Therapy Business Operations of Origin Medsystems, Inc. (the "Business") include all necessary personnel costs and pro rata allocations of overhead from Origin to the Business on a basis which management believes represents a reasonable allocation of such costs. These charges, along with amounts expended in transactions related to the royalty and license fee agreement (See Note 3), comprise Origin's net investment in the Business.

     INCOME TAXES

     The Business' operations have historically been included in the consolidated income tax returns filed by Eli Lilly and Company. Income taxes in the accompanying financial statements have been computed based on the stand alone operations of the Business as if such operations had filed separate income tax returns. Any net operating carryforwards generated from the Business would not be available for use by the Business for federal or state income tax purposes.

     PREPAID ROYALTIES

     Prepaid royalties are generally expensed as a percentage of the related net licensed product sales as determined by specific calculations included in the royalty agreement.

3.   ROYALTY AND LICENSE FEE COMMITMENTS:

     In January 1993, Origin entered into a license agreement with the original inventors of the Uterine Balloon Therapy system. Under the license agreement, which was assigned to Gynecare on March 8, 1994, Origin was required to pay a royalty percentage of net sales for all licensed products. Royalties were payable each year for the ten years following written FDA approval with respect to certain products. With respect to other products, royalties were payable until certain rights expire. Royalties were calculated based on a formula defined in the license agreement, subject to minimum amounts, and were first applied to the prepaid royalties of $2,000,000. Minimum royalties of $50,000, $100,000 and $150,000 were required in January 1996, 1997, and 1998, respectively, and $200,000 was required each January thereafter. Additional royalty payments were not due and payable until aggregate royalty payments exceed $2,000,000. The agreement was to remain in effect in perpetuity unless Origin defaults on its obligations or provides the original inventors with a notice of termination.

4.   SALE OF TECHNOLOGY:

     On March 8, 1994, Origin received 3,289,000 shares of Series A Preferred Stock from Gynecare in exchange for all rights and patents and confidential information relating to the Business. Additionally, Origin assigned to Gynecare certain prepaid royalties that were paid to the original inventors of the Uterine Balloon Therapy system.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                             Balance at        Additions        Deductions    Balance
                                            Beginning of       Charged to          from        at end
                                              Periods       Costs & Expenses     Reserves     of Period
                                            ------------    ----------------    ----------    ---------
(In thousands)
YEAR ENDED DECEMBER 31, 1996

Accounts receivable allowances                        90                 185           124          151

YEAR ENDED DECEMBER 31, 1995

Accounts receivable allowances                        --                  90            --           90

YEAR ENDED DECEMBER 31, 1994

Accounts receivable allowances                        --                  --            --           --
