Form 10-Q
period 1997-03-31
GYNECARE INC
filed 1997-05-14
CIK 1002243

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

Mark One:

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period from ____ to ____

                           Commission file number 0-27214

                                  GYNECARE, INC.
              (Exact name of registrant as specified in its charter)

                    Delaware                           94-3197941
         -------------------------------          ---------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)


                     235 Constitution Drive, Menlo Park, CA 94025
           ------------------------------------------------------------
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

                                 Yes [ X ] No [    ]

                  The number of shares of Common Stock outstanding
                         as of May 9, 1997 was 8,300,004.

                                 TABLE OF CONTENTS

                                                                    Page
                                                                    -----
Part I.  Financial Information

     Item 1.  Financial Statements

              Condensed Balance Sheets at March 31, 1997
              and December 31, 1996                                   3

              Statements of Operations for the three months ended
              March 31, 1997 and 1996                                 4

              Statements of Cash Flows for the three months
              ended March 31, 1997 and 1996                           5

              Notes to Condensed Financial Statements                 6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     7

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                       13

Signatures                                                           14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 GYNECARE, INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)



                                                             MARCH 31,         DECEMBER 31,
                                                                1997              1996
                                                            -------------    --------------
                                         ASSETS
Current assets:
  Cash and cash equivalents                                  $ 4,029,000     $ 3,823,000
  Short-term investments                                       6,331,000       9,248,000
  Accounts receivable, net                                       388,000         457,000
  Inventories                                                    332,000         424,000
  Prepaids and other current assets                              198,000         254,000
                                                             -----------     -----------
   Total current assets                                       11,278,000      14,206,000
Property and equipment, net                                    1,381,000       1,419,000
Prepaid royalties                                              1,931,000       1,900,000
Other assets                                                     868,000         873,000
                                                             -----------     -----------
Total assets                                                 $15,458,000     $18,398,000
                                                             -----------     -----------
                                                             -----------     -----------
                                       LIABILITIES
Current liabilities:
  Accounts payable                                           $   648,000     $   481,000
  Accrued expenses                                               582,000         634,000
  Current portion of long-term debt                              313,000         291,000
                                                             -----------     -----------
   Total current liabilities                                   1,543,000       1,406,000
Long-term debt, net of current portion                           362,000         458,000
                                                             -----------     -----------
   Total liabilities                                           1,905,000       1,864,000
                                                             -----------     -----------

                                   STOCKHOLDERS' EQUITY
Common Stock                                                       8,000           8,000
Additional paid-in-capital                                    33,751,000      33,748,000
Deferred compensation                                           (347,000)       (387,000)
Accumulated deficit                                          (19,859,000)    (16,835,000)
                                                             -----------     -----------
   Total stockholders' equity                                 13,553,000      16,534,000
                                                             -----------     -----------
    Total liabilities and stockholders' equity               $15,458,000     $18,398,000
                                                             -----------     -----------
                                                             -----------     -----------


                      The accompanying notes are an integral part
                        of these condensed financial statements.

                              GYNECARE, INC.

                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                         -----------------------
                                                            1997           1996
                                                        -----------    -----------
Revenues                                                $   269,000    $   257,000
Cost of goods sold..................................        398,000        321,000
                                                        -----------    -----------
  Gross profit......................................       (129,000)       (64,000)
Operating expenses:
  Research and development..........................      1,202,000      1,161,000
  Selling, general and administrative ..............      1,811,000      1,059,000
                                                        -----------    -----------
   Total operating expenses.........................      3,013,000      2,220,000
                                                        -----------    -----------
Loss from operations................................     (3,142,000)    (2,284,000)
Interest income, net................................        118,000        236,000
                                                        -----------    -----------
Net loss ...........................................    $(3,024,000)   $(2,048,000)
                                                        -----------    -----------
                                                        -----------    -----------
Net loss per share..................................    $     (0.36)   $     (0.25)
                                                        -----------    -----------
                                                        -----------    -----------
Shares used in computing net loss per share.........      8,298,000      8,155,000
                                                        -----------    -----------
                                                        -----------    -----------

                     The accompanying notes are an integral part
                       of these condensed financial statements.

                                   GYNECARE, INC.

                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                 -------------------------------
                                                                       1997             1996
                                                                 --------------    -------------
Cash flows from operating activities:
  Net loss...................................................      $(3,024,000)     $(2,048,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization..............................           69,000           72,000
  Amortization of deferred compensation......................           40,000           41,000
  Provision for doubtful accounts............................           86,000            3,000
  Changes in operating assets and liabilities:
   Accounts receivable.......................................          (17,000)        (157,000)
   Inventories...............................................           92,000           14,000
   Prepaids and other current assets.........................           56,000           29,000
   Other assets..............................................           (1,000)          (8,000)
   Accounts payable..........................................          167,000         (497,000)
   Accrued expenses..........................................          (52,000)          93,000
                                                                 --------------    -------------
    Net cash used in operating activities....................       (2,584,000)      (2,458,000)
                                                                 --------------    -------------
Cash flows from investing activities:
  Acquisition of property and equipment......................          (56,000)        (100,000)
  Acquisition of patent rights and
   related technical information.............................               --         (400,000)
  Purchase of investments....................................               --      (14,336,000)
  Maturity of investments....................................        2,917,000               --
                                                                 --------------    -------------
   Net cash provided by/(used in) investing activities.......        2,861,000      (14,836,000)
                                                                 --------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock.....................            3,000               --
  Payments on debt...........................................          (74,000)         (73,000)
                                                                 --------------    -------------
   Net cash used in financing activities.....................          (71,000)         (73,000)
                                                                 --------------    -------------
Net increase (decrease) in cash and cash equivalents.........          206,000      (17,367,000)
Cash and cash equivalents at beginning of period.............        3,823,000       22,330,000
                                                                 --------------    -------------
Cash and cash equivalents at end of period...................      $ 4,029,000      $ 4,963,000
                                                                 --------------    -------------
                                                                 --------------    -------------
  Supplemental cash flow information:
  Interest paid during the period............................      $    18,000      $    18,000
                                                                 --------------    -------------
                                                                 --------------    -------------


                   The accompanying notes are an integral part
                      of these condensed financial statements.

                                   GYNECARE, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   MARCH 31, 1997
                                    (UNAUDITED)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

     The financial statements should be read in conjunction with the audited financial statements and notes thereto included in Gynecare's
     (the Company's) Annual Report on Form 10-K, for the year ended December 31, 1996, filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934.

2.   CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND INVESTMENTS

     All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents. The Company accounts for investments under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities"
     (SFAS No. 115), whereby investments that are deemed by management to be held-to-maturity are reported at amortized cost. All investments as of March 31, 1997 are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value.

3.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:

                                      March 31,               December 31,
                                        1997                      1996
                                      --------                ------------
     Raw materials                    $148,000                  $121,000
     Work-in-process                    45,000                   105,000
     Finished goods                    139,000                   198,000
                                      --------                  --------
                                      $332,000                  $424,000
                                      --------                  --------
                                      --------                  --------

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supercedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS will not have a material impact on the Company's financial position, results of operations or cash flows.

PART I.  Continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     THIS SECTION OF THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS
FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SUBSECTION ENTITLED "FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK" COMMENCING ON PAGE 8.

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

RESULTS OF OPERATIONS

     Revenues increased 5% to $269,000 in the first quarter of fiscal 1997 from $257,000 in the first quarter of fiscal 1996. Substantially all of the revenues to-date have been generated from international sales of the ThermaChoiceTM Uterine Balloon TherapyTM system. The growth in revenues in the first quarter of 1997 over the first quarter of fiscal 1996 was primarily due to shipments of the VersaPointTM system. Shipments of the VersaPoint system commenced during the fourth quarter of fiscal 1996.

     Cost of goods sold increased 24% to $397,000 in the first quarter of fiscal 1997 compared to $321,000 in the first quarter of fiscal 1996. This increase was primarily the result of underutilized capacity at the Company's new manufacturing facility in Menlo Park, California during the first three months of fiscal 1997 compared to the corresponding period in 1996.

     The Company's research and development expenses increased 4% to $1,202,000 for the quarter ended March 31, 1997 from $1,161,000 for the corresponding period in fiscal 1996. This increase was primarily due to increased expenditures associated with the continuing development of the ThermaChoice Uterine Balloon Therapy and VersaPoint systems.

     The Company's selling, general and administrative expenses increased 71% to $1,811,000 for the first quarter of fiscal 1997 from $1,059,000 for the corresponding period in fiscal 1996. The increase was primarily the result of Gynecare's increased investment in sales and marketing activities including retention of direct marketing personnel in Canada and several other European countries, the Company's ongoing efforts to obtain reimbursement in international markets, and managing the international distributor network. Growth in the Company's sales and marketing, accounting and administrative staff from eleven employees at March 31, 1996 to twenty-one at March 31, 1997 further contributed to the increase in selling, general and administrative expenses.

     Net interest income decreased to $119,000 for the quarter ended March 31, 1997 from $236,000 for the corresponding period in fiscal 1996. The decrease is primarily the result of the decreased level of cash and investments held by the Company during the first quarter of fiscal 1997 compared to those held during fiscal 1996. This decreased level of cash and investments is the result of expending such resources to fund continuing operations.

     As a result of all of the above factors, the Company's total net loss increased to $3,022,000 for the quarter ended March 31, 1997 from $2,048,000 for the corresponding period ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have significantly exceeded its revenues, resulting in an accumulated deficit of $19,859,000 at March 31, 1997. The Company has funded its operations primarily through the private placement of equity securities aggregating $15,361,000 during 1994 and 1995 and the completion of its initial public offering in November 1995 aggregating net proceeds of $15,223,000.

     Cash used by the Company's operations was $2,584,000 for the quarter ended March 31, 1997 as compared to $2,458,000 for the corresponding period in fiscal 1996. Cash was used during the first quarter of fiscal 1997 to primarily fund the expansion of marketing programs for the ThermaChoice Uterine Balloon Therapy system in international markets, the costs of obtaining reimbursement in existing markets, the ongoing development of the Uterine Balloon Therapy and VersaPoint systems, and increased general and administrative expenses to support expanded operations.

     The Company's capital expenditures for the first quarter of fiscal 1997 and for the corresponding period in fiscal 1996 were $56,000 and $100,000, respectively. The decreased level of capital expenditures during the first quarter of fiscal 1997 compared to the corresponding period in fiscal 1996 was due primarily due to reduced capital requirements to support U.S. clinical studies of the ThermaChoice Uterine Balloon Therapy system which commenced in January 1996. The patient treatment phase of this study ended in October 1996.

     During the first quarter of fiscal 1996, the Company exercised its option to extend its license and OEM supply agreement with Gyrus Medical, Ltd. ("Gyrus") to include use of the VersaPoint technology in the field of laparoscopy. A $400,000 deposit on this OEM supply agreement was made in March 1996. Additional deposits of up to $600,000 will be due over the next 12 to 24 months.

     At March 31, 1997, the Company had outstanding borrowings totaling $675,000 under two secured credit facilities. Borrowings bear interest at the bank's prime rate plus 1.25%-1.50% per annum, are required to be repaid in monthly installments over 30 months, and are secured by a pledge of all of the Company's equipment and fixtures.

     The Company believes that its cash, cash equivalents and investments together with interest thereon will be sufficient to fund its operations and capital requirements through December 31, 1997. The estimate of this time period is a forward-looking statement involving risks and uncertainties, including the timing of FDA approval of the ThermaChoice Uterine Balloon Therapy system and demand for and market acceptance of the Company's products, the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the resources required to hire and develop a direct sales force in the United States, the resources required to expand manufacturing capacity and facilities requirements, the costs of obtaining reimbursement for use of the Company's ThermaChoice Uterine Balloon Therapy and VersaPoint systems in new and existing markets, and other factors. As such, there can be no assurance that the Company will not require additional financing prior to the end of 1997 and, therefore, may be required to seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital prior to such time. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS will not have a material impact on the Company's financial position, results of operations or cash flows.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

     Gynecare operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

     DEPENDENCE ON A LIMITED NUMBER OF PRODUCTS. Currently, the ThermaChoice Uterine Balloon Therapy and VersaPoint systems are the only products being marketed by the Company. The Company will be required to obtain regulatory approvals, including PMA approval from the FDA, before the ThermaChoice
Uterine Balloon Therapy system can be marketed in the United States and in certain foreign countries, including Japan. There can be no assurance that the

Company's efforts will be successful or that the ThermaChoice Uterine Balloon Therapy system will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory or reimbursement authorities or successfully marketed. The Company's VersaPoint system has only recently received FDA clearance for marketing in the United States, and the Company has made limited shipments of the system. Furthermore, because the ThermaChoice Uterine Balloon Therapy and VersaPoint systems represent the Company's principal near-term focus, the Company could be required to cease operations if these products are not successfully commercialized. In addition, the continuing follow-up phase of the U.S. clinical trials of the ThermaChoice Uterine Balloon Therapy system may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. Although there has
been a significant success rate in the   patients treated to date under the
current protocol for the ThermaChoice Uterine Balloon Therapy system, there is only limited follow-up data for such patients. As a result, there can be no assurance that the success rate of the procedure will be sustainable or will not decrease over time. If the ThermaChoice Uterine Balloon Therapy system does not prove to be safe and effective in long-term follow up of clinical trials, there would be a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED OPERATING HISTORY AND REVENUES; ANTICIPATED FUTURE LOSSES. The Company has generated only limited revenues to date and has experienced net losses since its inception. As of March 31, 1997, the Company had an accumulated deficit of $19.9 million. The Company expects its operating losses to continue for at least the next several years. In addition, the Company expects that it will continue to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. There can be no assurance that the ThermaChoice Uterine Balloon Therapy and VersaPoint systems will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

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

     LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON SINGLE CONTRACT MANUFACTURERS AND SOLE SOURCE SUPPLIERS; SCALE-UP RISK. The Company only recently commenced manufacture of certain components of its products and depends on contract manufacturers for the production of certain components of the ThermaChoice Uterine Balloon Therapy system and the entire VersaPoint system. The Company expects to continue to depend on such manufacturers for the foreseeable future. The integration of the Company's operations into new facilities, which occurred in November 1995, has resulted and may continue to result in inefficiencies. Specifically, manufacturers often encounter difficulties in production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company may experience a shortage of manufacturing capacity if the new facility fails to operate as planned. Although the Company intends to maintain sufficient levels of inventory to avoid any material disruption resulting from the continuing scale-up of the new facility and transition to in-house manufacturing, there can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for commercial sales. Additionally, any delay or difficulty in continuing manufacturing activities at the new facility, or the inability of the Company's contract manufacturers to supply required materials and the Company subsequently not being able to successfully find an alternative source of supply in a timely manner, may have a material adverse effect on the Company's business, financial condition and results of operations. For the foreseeable future, the Company expects that manufacturing start-up and overhead costs spread over low production volumes combined with the cost of using contract manufacturers to produce the ThermaChoice controller and VersaPoint system will continue to have an adverse effect on gross margins.

     LIMITED INTERNATIONAL DISTRIBUTION; NO U.S. DISTRIBUTION. To date, substantially all of the Company's sales have been outside the United States, and the Company anticipates that a significant portion of its revenues for the next year will continue to be derived from international sales. The Company currently markets and sells its products internationally through a network of distributors. The Company's international sales are dependent upon the marketing efforts of, and sales by, these distributors. The Company may also rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets. In general, the Company has chosen to operate through small distribution firms because of its belief that these firms will devote greater attention to the Company's products. The use of small distributors increases the risks associated with financial instability, which includes the risk that distributors will cease operations or will be unable to satisfy financial obligations to the Company. If a distributor were to fail to invest adequate capital promoting the Company's products or were to cease operations, the Company would likely be unable to achieve significant sales in the territory. Gynecare also does not currently have any distribution in the United States. There can be no assurance that the Company will establish U.S. distribution networks for the ThermaChoice Uterine Balloon Therapy and VersaPoint systems in a timely manner. The failure to establish such distribution would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT. The Company's success will be dependent upon, among other things, its ability to obtain satisfactory reimbursement from health care payers for the ThermaChoice Uterine Balloon Therapy and VersaPoint systems. The Company does not expect that third-party reimbursement will be available, if at all, for use of the ThermaChoice Uterine Balloon Therapy system in the United States unless and until FDA approval is received. Third-party reimbursement for the VersaPoint system and the ThermaChoice Uterine Balloon Therapy system, once FDA approval is received, would be dependent upon decisions by the HCFA for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. While the Company believes that the ThermaChoice Uterine Balloon Therapy procedure may be reimbursed in the United States under existing procedure codes for endometrial ablation and that the VersaPoint procedure may be reimbursed under existing procedure codes for surgical resection, there can be no assurance that this will occur or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease healthcare costs in recent years, there can be no assurance that any reimbursement will be sufficient to assure profitability.

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

     DEPENDENCE ON LICENSES, PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success depends in part on its ability to retain licenses, obtain patent protection for products and processes, and preserve its trade secrets and proprietary technology. The Company's one issued United States patent was assigned to the Company by Origin pursuant to a royalty-bearing agreement covering potential future modifications to the ThermaChoice Uterine Balloon Therapy system. Additionally, pursuant to such agreement, the Company granted to Origin a non-exclusive, royalty-free license under such patent for use in fields other than gynecology. The validity and breadth of claims covered in medical device technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents will be issued from pending patent applications or from any future patent applications, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. For example, one of the Company's competitors filed a third party observation investigating prior art patents as they relate to a European patent application licensed to the Company for the ThermaChoice product. As a result, the claims were amended and the patent will be issued. This competitor has filed a similar action in connection with the Company's prosecution of corresponding patents in Australia, the resolution of which is still pending. Further, the Company believes such competitor recently filed in the U.S. Patent Trademark Office a request for re-examination of two issued patents related to the Company's ThermaChoice product which request for re-examination has been granted by the Patent Trademark Office based on certain prior art references presented to such office, certain of which were the subject of the European observation. There can be no assurance that these patents will be held valid after the re-examination proceeding or, that if held invalid, would not have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, certain of the Company's licenses provide that the license rights revert back to the licensers in the event of material breach of the license agreements, including failure to pay minimum royalty amounts or milestone payments when due, or failure to purchase certain quantities of product from the licenser. To the extent license rights are involved, the Company is dependent upon technology licensers to prosecute their patents in the United States and in foreign countries. The reversion of rights under the Company's license agreements or failure of the licensers to fully prosecute patents would have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION

Item 6.   (a)   Exhibits

                10.1 Employment Agreement between the Company and Roseanne
                     Hirsch dated as of April 21, 1997

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


                                  Date:       May 14, 1997
                                        ------------------------