Form 10-Q
period 1997-06-30
GYNECARE INC
filed 1997-08-04
CIK 1002243

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One:

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1997 or
                                                -------------

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                   For the transition period from ____ to ____

                         Commission file number 0-27214

                                 GYNECARE, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                              94-3197941
   --------------------------------             -------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

                  235 Constitution Drive, Menlo Park, CA 94025
          -----------------------------------------------------------
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

                               Yes [ X ]    No [    ]

The number of shares of Common Stock outstanding as of July 31, 1997 was 8,295,693.

                                  TABLE OF CONTENTS

                                                                          Page

Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheets at June 30, 1997
                  and December 31, 1996                                     3

                  Statements of Operations for the three and six months
                  ended June 30, 1997 and 1996                              4

                  Statements of Cash Flows for the six months ended
                  June 30, 1997 and 1996                                    5

                  Notes to Condensed Financial Statements                   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8

Part II.  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders      15

         Item 6.  Exhibits and Reports on Form 8-K                         15

Signatures                                                                 16

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                               GYNECARE, INC.

                         CONDENSED BALANCE SHEETS
                               (UNAUDITED)


                                                                       JUNE 30,         DECEMBER 31,
                                                                        1997                1996
                                                                   -------------        ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . .        $  5,592,000        $  3,823,000
   Short-term investments. . . . . . . . . . . . . . . . . .           2,337,000           9,248,000
   Accounts receivable, net. . . . . . . . . . . . . . . . .             371,000             457,000
   Inventories . . . . . . . . . . . . . . . . . . . . . . .             406,000             424,000
   Prepaids and other current assets . . . . . . . . . . . .             179,000             254,000
                                                                   -------------        ------------
      Total current assets . . . . . . . . . . . . . . . . .           8,885,000          14,206,000
Property and equipment, net. . . . . . . . . . . . . . . . .           1,360,000           1,419,000
Prepaid royalties. . . . . . . . . . . . . . . . . . . . . .           1,910,000           1,900,000
Other assets, net. . . . . . . . . . . . . . . . . . . . . .             862,000             873,000
                                                                   -------------        ------------
      Total assets . . . . . . . . . . . . . . . . . . . . .        $ 13,017,000        $ 18,398,000
                                                                   -------------        ------------
                                                                   -------------        ------------


                                  LIABILITIES
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . .        $  1,010,000        $    481,000
   Accrued expenses. . . . . . . . . . . . . . . . . . . . .             562,000             634,000
   Current portion of long-term debt . . . . . . . . . . . .             355,000             291,000
                                                                   -------------        ------------
      Total current liabilities. . . . . . . . . . . . . . .           1,927,000           1,406,000
Long-term debt, net of current portion . . . . . . . . . . .             384,000             458,000
                                                                   -------------        ------------
      Total liabilities. . . . . . . . . . . . . . . . . . .           2,311,000           1,864,000
                                                                   -------------        ------------


                                    STOCKHOLDERS' EQUITY

Common Stock . . . . . . . . . . . . . . . . . . . . . . . .               8,000               8,000
Additional paid-in-capital . . . . . . . . . . . . . . . . .          33,815,000          33,748,000
Deferred compensation. . . . . . . . . . . . . . . . . . . .            (307,000)           (387,000)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . .         (22,810,000)        (16,835,000)
                                                                   -------------        ------------
      Total stockholders' equity . . . . . . . . . . . . . .          10,706,000          16,534,000
                                                                   -------------        ------------
      Total liabilities and stockholders' equity . . . . . .        $ 13,017,000        $ 18,398,000
                                                                   -------------        ------------
                                                                   -------------        ------------


               The accompanying notes are an integral part of these
                          condensed financial statements.

                                  GYNECARE, INC.

                             STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                                                 THREE MONTHS                    SIX MONTHS
                                                                                ENDED JUNE 30,                  ENDED JUNE 30,
                                                                          --------------------------    --------------------------
                                                                              1997           1996           1997           1996
                                                                          -----------    -----------    -----------    -----------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   303,000    $   218,000    $   572,000    $   475,000
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . .          409,000        379,000        807,000        700,000
                                                                          -----------    -----------    -----------    -----------
  Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . .         (106,000)      (161,000)      (235,000)      (225,000)
                                                                          -----------    -----------    -----------    -----------
Operating expenses:
  Research and development . . . . . . . . . . . . . . . . . . . . .        1,085,000      1,343,000      2,287,000      2,504,000
  Selling, general and administrative. . . . . . . . . . . . . . . .        1,854,000      1,296,000      3,665,000      2,355,000
                                                                          -----------    -----------    -----------    -----------
    Total operating expenses . . . . . . . . . . . . . . . . . . . .        2,939,000      2,639,000      5,952,000      4,859,000
                                                                          -----------    -----------    -----------    -----------
Loss from operations . . . . . . . . . . . . . . . . . . . . . . . .       (3,045,000)    (2,800,000)    (6,187,000)    (5,084,000)
Interest income, net . . . . . . . . . . . . . . . . . . . . . . . .           94,000        194,000        212,000        430,000
                                                                          -----------    -----------    -----------    -----------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(2,951,000)   $(2,606,000)   $(5,975,000)   $(4,654,000)
                                                                          -----------    -----------    -----------    -----------
                                                                          -----------    -----------    -----------    -----------
Net loss per share . . . . . . . . . . . . . . . . . . . . . . . . .      $     (0.36)   $     (0.32)   $     (0.72)   $     (0.57)
                                                                          -----------    -----------    -----------    -----------
                                                                          -----------    -----------    -----------    -----------
Shares used in computing net loss per share. . . . . . . . . . . . .        8,295,000      8,160,000      8,297,000      8,157,000
                                                                          -----------    -----------    -----------    -----------
                                                                          -----------    -----------    -----------    -----------


                The accompanying notes are an integral part of these
                           condensed financial statements.

                                  GYNECARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                     ---------------------------------
                                                                          1997                1996
                                                                     -------------       -------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (5,975,000)      $  (4,654,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . .         221,000             135,000
  Amortization of deferred compensation. . . . . . . . . . . . . .          80,000              94,000
  Provision for doubtful accounts. . . . . . . . . . . . . . . . .          74,000              32,000
  Changes in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . .          12,000            (139,000)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .          18,000             170,000
    Prepaids and other current assets. . . . . . . . . . . . . . .          75,000             129,000
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .         529,000            (526,000)
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .         (72,000)             40,000
                                                                     -------------       -------------
      Net cash used in operating activities. . . . . . . . . . . .      (5,038,000)         (4,719,000)
                                                                     -------------       -------------

Cash flows from investing activities:
  Acquisition of property and equipment. . . . . . . . . . . . . .        (161,000)           (330,000)
  Acquisition of patent rights and
    related technical information. . . . . . . . . . . . . . . . .              --            (400,000)
  Purchase of investments. . . . . . . . . . . . . . . . . . . . .      (1,958,000)        (20,444,000)
  Maturity of investments. . . . . . . . . . . . . . . . . . . . .       8,869,000           7,535,000
                                                                     -------------       -------------
      Net cash provided by/(used in) investing activities. . . . .       6,750,000         (13,639,000)
                                                                     -------------       -------------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock . . . . . . . . . . . . .           3,000              79,000
  Proceeds from issuance of Common Stock pursuant to the
    1995 Employee Stock Purchase Plan. . . . . . . . . . . . . . .          91,000                  --
  Repurchase of shares . . . . . . . . . . . . . . . . . . . . . .         (27,000)                 --
  Proceeds from issuance of debt . . . . . . . . . . . . . . . . .         137,000                  --
  Payments on debt . . . . . . . . . . . . . . . . . . . . . . . .        (147,000)           (146,000)
                                                                     -------------       -------------
      Net cash provided by/(used in) financing activities. . . . .          57,000             (67,000)
                                                                     -------------       -------------
Net increase/(decrease) in cash and cash equivalents . . . . . . .       1,769,000         (18,425,000)
Cash and cash equivalents at beginning of period . . . . . . . . .       3,823,000          22,330,000
                                                                     -------------       -------------
Cash and cash equivalents at end of period . . . . . . . . . . . .   $   5,592,000       $   3,905,000
                                                                     -------------       -------------
                                                                     -------------       -------------

  Supplemental cash flow information:
  Interest paid during the period. . . . . . . . . . . . . . . . .       $  36,000           $  38,000
                                                                     -------------       -------------
                                                                     -------------       -------------

            The accompanying notes are an integral part of these
                       condensed financial statements.

                               GYNECARE, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 1997
                                (UNAUDITED)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

2.   CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND INVESTMENTS

     All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents. The Company accounts for investments under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), whereby investments that are deemed by management to be held-to-maturity are reported at amortized cost. All investments as of June 30, 1997 are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value.

3.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:

                                         June 30,          December  31,
                                           1997                1996
                                        ---------          -------------
     Raw materials                      $ 230,000           $  121,000
     Work-in-process                      113,000              105,000
     Finished goods                        63,000              198,000
                                        ---------           ----------
                                        $ 406,000           $  424,000
                                        ---------           ----------
                                        ---------           ----------

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after

     December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

     In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. SFAS 131 will not have a material impact on the Company's financial position, results of operations or cash flows.

PART I.    Continued-

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

RESULTS OF OPERATIONS

     Revenues increased 39% to $303,000 in the second quarter of fiscal 1997 and 20% to $572,000 in the first half of fiscal 1997 from $218,000 and $475,000 in the corresponding periods of fiscal 1996. Substantially all of the revenues to-date have been generated from international sales of the ThermaChoice-TM- Uterine Balloon Therapy-TM- system. The growth in revenues over the corresponding periods of fiscal 1996 was primarily the result of increased sales of the ThermaChoice catheter, as an increasing number of ThermaChoice procedures were performed internationally, and shipments of the VersaPoint system during the first quarter of 1997.

     Cost of goods sold increased 8% to $409,000 in the second quarter of fiscal 1997 and 15% to $807,000 in the second half of fiscal 1997 from $379,000 and $700,000 in the corresponding periods of fiscal 1996. These increases were primarily the result of the increased level of revenues during the related periods.

     The Company's research and development expenses decreased 19% to $1,085,000 and 9% to $2,287,000 for the quarter and six month period ended June 30, 1997 from $1,343,000 and $2,504,000 for the corresponding periods of fiscal 1996. This decrease was principally due to decreased expenditures resulting from the completion of the U.S. clinical trials of the ThermaChoice Uterine Balloon Therapy system, which commenced in January 1996 and ended in early October 1996, and the absence of costs associated with the clinical studies and submission for FDA clearance to market VersaPoint in the U.S. Such FDA clearance was received in November 1996.

     The Company's selling, general and administrative expenses increased 43% to $1,854,000 and 56% to $3,665,000 for the second quarter and first half of fiscal 1997 from $1,296,000 and $2,355,000 for the corresponding periods of fiscal 1996. The increase was primarily the result of Gynecare's increased investment in sales and marketing activities including retention of direct marketing personnel in Canada and several other European countries, the Company's ongoing efforts to obtain reimbursement in international markets, and managing the international distributor network. Growth in the Company's sales and marketing, accounting and administrative staff from sixteen employees at June 30, 1996 to twenty-three at June 30, 1997 further contributed to the increase in selling, general and administrative expenses.

     Net interest income decreased to $94,000 and $212,000 for the quarter and six month period ended June 30, 1997 from $194,000 and $430,000 for the corresponding periods of fiscal 1996. The decrease is primarily the result of the decreased level of cash and investments held by the Company during the second quarter and first half of fiscal 1997 compared to those held during the corresponding periods of fiscal 1996. This decreased level of cash and investments is the result of expending such resources to fund continuing operations.

     As a result of all of the above factors, the Company's total net loss increased to $2,951,000 and $5,975,000 for the quarter and six month period ended June 30, 1997 from $2,606,000 and $4,654,000 for the corresponding periods of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have significantly exceeded its revenues, resulting in an accumulated deficit of $22,810,000 at June 30, 1997. The Company has funded its operations primarily through the private placement of equity securities aggregating $15,361,000 during 1994 and 1995 and the completion of its initial public offering in November 1995 aggregating net proceeds of $15,223,000.

     Cash used by the Company's operations was $5,038,000 for the six months ended June 30, 1997 as compared to $4,719,000 for the corresponding period in fiscal 1996. Cash was used during the first half of fiscal 1997 primarily to fund the expansion of marketing programs for the ThermaChoice Uterine Balloon Therapy system in the U.S. and in international markets, the costs of obtaining reimbursement in existing markets, the ongoing development of the ThermaChoice Uterine Balloon Therapy and VersaPoint systems, and increased general and administrative expenses to support expanded operations.

     The Company's capital expenditures for the first half of fiscal 1997 and for the corresponding period in fiscal 1996 were $161,000 and $330,000, respectively. The decreased level of capital expenditures during the first half of fiscal 1997 compared to the corresponding period in fiscal 1996 was due primarily to reduced capital requirements to support U.S. clinical studies of the ThermaChoice Uterine Balloon Therapy system which commenced in January 1996. The patient treatment phase of this study ended in October 1996.

     During the first quarter of fiscal 1996, the Company exercised its option to extend its license and OEM supply agreement with Gyrus Medical, Ltd. ("Gyrus") to include use of the VersaPoint technology in the field of laparoscopy. A $400,000 deposit on this OEM supply agreement was made in March 1996. Additional deposits of up to $600,000 will be due over the next 12 to 24 months.

     At June 30, 1997, the Company had outstanding borrowings totaling $739,000 under two secured credit facilities. Borrowings bear interest at the bank's prime rate plus 1.25%-1.50% per annum, are required to be repaid in monthly installments over 30 months, and are secured by a pledge of all of the Company's equipment and fixtures.

     The Company believes that its cash, cash equivalents and investments together with interest thereon will be sufficient to fund its operations and capital requirements through December 31, 1997. The estimate of this time period is a forward-looking statement involving risks and uncertainties, including the timing of FDA approval of the ThermaChoice Uterine Balloon Therapy system and demand for and market acceptance of the Company's products, the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain other regulatory clearances and approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the resources required to hire and develop a direct sales force in the United States, the resources required to expand manufacturing capacity and facilities requirements, the costs of obtaining reimbursement for use of the Company's ThermaChoice Uterine Balloon Therapy and VersaPoint systems in new and existing markets, and other factors. As such, there can be no assurance that the Company will not require additional financing prior to the end of 1997. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. SFAS 131 will not have a material impact on the Company's financial position, results of operations or cash flows.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

     Gynecare operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

     DEPENDENCE ON A LIMITED NUMBER OF PRODUCTS. Currently, the ThermaChoice Uterine Balloon Therapy and VersaPoint systems are the only products being marketed by the Company. The Company will be required to obtain regulatory approvals, including PMA approval from the FDA, before the ThermaChoice Uterine Balloon Therapy system can be marketed in the United States and in certain foreign countries, including Japan. There can be no assurance that the Company's efforts will be successful or that the ThermaChoice Uterine Balloon Therapy system will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory or reimbursement authorities or successfully marketed. The Company's VersaPoint system has only recently received FDA clearance for marketing in the United States, and the Company has made limited shipments of the system. Furthermore, because the ThermaChoice Uterine Balloon Therapy and VersaPoint systems represent the Company's principal near-term focus, the Company could be required to cease operations if these products are not successfully commercialized. In addition, the continuing follow-up phase of the U.S. clinical trials of the ThermaChoice Uterine Balloon Therapy system may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. Although there has been a significant success rate in the patients treated to date under the current protocol for the ThermaChoice Uterine Balloon Therapy system, there is only limited follow-up data for such patients. As a result, there can be no assurance that the success rate of the procedure will be sustainable or will not decrease over time. If the ThermaChoice Uterine Balloon Therapy system does not prove to be safe and effective in the long-term follow up of clinical trials, there would be a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED OPERATING HISTORY AND REVENUES; ANTICIPATED FUTURE LOSSES. The Company has generated only limited revenues to date and has experienced net losses since its inception. As of June 30, 1997, the Company had an accumulated deficit of $22.8 million. The Company expects its operating losses to continue for at least the next several years. In addition, the Company expects that it will continue to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. There can be no assurance that the ThermaChoice Uterine Balloon Therapy and VersaPoint systems will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

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

     POTENTIAL FLUCTUATIONS IN FUTURE QUARTERLY RESULTS. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control. These factors include actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the rate at which the Company establishes its network of distributors and direct sales personnel in the U.S. and internationally, the timing and size of customer purchases, which may be influenced by volume purchase discounts and extended payment terms, and competition.

     LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON SINGLE CONTRACT MANUFACTURERS AND SOLE SOURCE SUPPLIERS; SCALE-UP RISK. The Company currently manufactures certain components of its products and depends on contract manufacturers for the production of certain components of the ThermaChoice Uterine Balloon Therapy system and the entire VersaPoint system. The Company expects to continue to depend on such manufacturers for the foreseeable future. The integration of the Company's operations into new facilities, which occurred in November 1995, has resulted and may continue to result in inefficiencies. Specifically, manufacturers often encounter difficulties in production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company may experience a shortage of manufacturing capacity if the new facility fails to operate as planned. Although the Company intends to maintain sufficient levels of inventory to avoid any material disruption resulting from the continuing scale-up of the Company's facility, there can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for commercial sales. Additionally, any delay or difficulty in continuing manufacturing activities at its facility, or the inability of the Company's contract manufacturers to supply required materials and the Company subsequently not being able to successfully find an alternative source of supply in a timely manner, may have a material adverse effect on the Company's business, financial condition and results of operations. For the foreseeable future, the Company expects that manufacturing and overhead costs spread over low production volumes combined with the cost of using contract manufacturers to produce the ThermaChoice controller and VersaPoint system will continue to have an adverse effect on gross margins.

     LIMITED INTERNATIONAL DISTRIBUTION; NO U.S. DISTRIBUTION. To date, substantially all of the Company's sales have been outside the United States, and the Company anticipates that a significant portion of its revenues for the next year will continue to be derived from international sales. The Company currently markets and sells its products internationally through a network of distributors. The Company's international sales are dependent upon the marketing efforts of, and sales by, these distributors. The Company may also rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets. In general, the Company has chosen to operate through small distribution firms because of its belief that these firms will devote greater attention to the Company's products. The use of small distributors increases the risks associated with financial instability, which includes the risk that distributors will cease operations or will be unable to satisfy financial obligations to the Company. If a distributor were to fail to invest adequate capital promoting the Company's products or were to cease operations, the Company would likely be unable to achieve significant sales in the territory. To market its products in the United States, Gynecare will need to establish a distribution network which may consist of direct sales representatives, independent sales representatives, independent distributors, or a combination of these. The Company has only recently hired two direct sales representatives in the United States. There can be no assurance that the Company will establish U.S. distribution networks for the ThermaChoice Uterine Balloon Therapy and VersaPoint systems in a timely manner. The failure to establish such distribution would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country by country basis. Many international markets have government managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government managed systems. Large scale market acceptance of the ThermaChoice Uterine Balloon Therapy and VersaPoint systems will depend on the availability and level of reimbursement in international markets targeted by the Company. Only recently has the Company's ThermaChoice products obtained reimbursement for a small number of cases in several countries internationally. The VersaPoint system has not yet been approved for reimbursement in any international market. Obtaining reimbursement approvals can require 12 to 18 months or longer. There can be no assurance that the Company will continue to receive reimbursement in the several countries in which it has recently received reimbursement or that it will obtain reimbursement in any other countries within a particular time, for a particular amount, or at all.

     GOVERNMENT REGULATION. The manufacture and sale of medical devices, including the ThermaChoice Uterine Balloon Therapy and VersaPoint systems, are subject to extensive regulation by numerous government authorities in the United States and other countries. The ThermaChoice Uterine Balloon Therapy system is subject to the FDA's PMA requirements. As a result, the Company will not be able to commence marketing and commercial sales of the ThermaChoice Uterine Balloon Therapy system in the United States unless and until it receives PMA approval for marketing of such product from the FDA.
In October 1996, the Company completed the patient treatment phase of its U.S. clinical study for the ThermaChoice Uterine Balloon Therapy system and the follow-up data collected to-date has indicated overall success in patient treatment. However, there can be no assurance as to whether long-term safety and efficacy data collected during clinical trials will be sufficient or whether the Company will receive PMA approval for the ThermaChoice system. The PMA for the ThermaChoice system was filed with the FDA in June 1997. In addition, if approval is received, there can be no assurance that it would not be for a more limited indication than the Company has requested, which could limit the addressable market of the ThermaChoice Uterine Balloon Therapy system and have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to conduct additional clinical trials for the ThermaChoice Uterine Balloon Therapy system which may result in substantial costs and delays. In addition, changes in existing regulations or adoption of new government regulations or policies could prevent or delay regulatory approval of the Company's products. Furthermore, if PMA approval is granted, subsequent modifications to the approved device or manufacturing process may require a PMA supplement or may require the submission of a new PMA, which could require substantial additional clinical efficacy data and FDA review. Failure to obtain PMA approval or to obtain such approval on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operations.

     In the United States, the VersaPoint system received clearance from the FDA under a 510(k) application in November 1996. However, if the Company wished to propose modifications or enhancements to the VersaPoint system or use the system for other indications such as laparoscopic indications, and such major changes could affect the safety or effectiveness of the device, a new 510(k) submission would be required. In such a case, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA. Such a prohibition could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The requirements for approval for sale internationally may differ from those required for FDA approval. In Europe, the Company will be required to obtain the certifications necessary to enable the CE mark to be affixed to the Company's products by mid-calendar 1998 in order to continue commercial sales in member countries of the European Union. Although the Company has obtained all such certifications for its ThermaChoice Uterine Balloon Therapy and VersaPoint systems, there can be no assurance that it will be able to obtain certifications for other future products in a timely manner, if at all. A failure to obtain any such certifications could have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON LICENSES, PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success depends in part on its ability to retain licenses, obtain patent protection for products and processes, and preserve its trade secrets and proprietary technology. The Company's one issued United States patent was assigned to the Company by Origin pursuant to a royalty-bearing agreement covering potential future modifications to the ThermaChoice Uterine Balloon Therapy system. Additionally, pursuant to such agreement, the Company granted to Origin a non-exclusive, royalty-free license under such patent for use in fields other than gynecology. The validity and breadth of claims covered in medical device technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents will be issued from pending patent applications or from any future patent applications, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. For example, one of the Company's competitors filed a third party observation investigating prior art patents as they relate to a European patent application licensed to the Company for the ThermaChoice product. As a result, the claims have been amended and a European patent has been issued. This competitor has filed a similar action in connection with the Company's prosecution of a corresponding patent application in Australia. As a result, the claims have been amended and a patent will be issued. Further, the Company believes such competitor recently filed in the U.S. Patent Trademark Office a request for re-examination of two issued patents related to the Company's ThermaChoice product which request for re-examination has been granted by the Patent Trademark Office based on certain prior art references presented to such office, certain of which were the subject of the European observation. There can be no assurance that these patents will be held valid after the re-examination proceeding or, that if held invalid, would not have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, certain of the Company's licenses provide that the license rights revert back to the licensors in the event of material breach of the license agreements, including failure to pay minimum royalty amounts or milestone payments when due, or failure to purchase certain quantities of product from the licensor. To the extent license rights are involved, the Company is dependent upon technology licensors to prosecute their patents in the United States and in foreign countries. The reversion of rights under the Company's license agreements or failure of the licensors to fully prosecute patents would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     POTENTIAL VOLATILITY OF STOCK PRICE. The securities markets have, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market prices of the Common Stock of many publicly-held medical device companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning patents or proprietary rights, regulatory developments, the issuance of new or changed stock market analyst reports and recommendations, and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, have had and may continue to have in the future a significant impact on the market price of the Common Stock.

     FUTURE CAPITAL NEEDS. The Company's capital requirements depend on a number of factors, including the timing of FDA approval of the ThermaChoice Uterine Balloon Therapy system, and demand for and market acceptance of the Company's products, the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources the Company devotes to developing, manufacturing and marketing its products, the resources required to hire and develop a direct sales force in the United States, the resources required to expand manufacturing capacity and facilities requirements, the costs of obtaining reimbursement for use of the Company's ThermaChoice Uterine Balloon Therapy and VersaPoint systems in new and existing markets, and other factors. While the Company believes that its cash, cash equivalents and short-term investments together with interest thereon will be sufficient to fund its operations and capital requirements through December 31, 1997, there can be no assurance that the Company will not require additional financing prior to the end of 1997. The estimate of this time period is a forward-looking statement involving risks and uncertainties and actual results may differ materially as a result of a number of factors including those noted above. Should additional be required, such funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     CONTROL BY DIRECTORS AND PRINCIPAL STOCKHOLDERS. The directors and principal stockholders of the Company, and certain of their affiliates, own approximately 65% of the Company's outstanding Common Stock. Accordingly, these persons, individually and as a group, may be able to effectively control the Company and direct its affairs and business, including any determination with respect to the acquisition or disposition of assets by the Company, future issuances of Common Stock or other securities by the Company, declaration of dividends on the Common Stock and the election of directors. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a vote of Security Holders

          (a) The Annual Meeting of Stockholders of the Company was held on May 28, 1997 (the "Meeting").

          (b)   The following directors were elected at the Meeting:

                 A. Lad Burgin
                 A. Grant Heidrich

          (c) The results of the vote on the matters voted upon at the Meeting are:

                   (i)  Election of Directors           For           Withheld
                        ---------------------        ---------        --------

                        A. Lad Burgin                7,496,666         31,813
                        A. Grant Heidrich            7,520,699          7,780

                  (ii) Approval of Amendment to 1994 Stock Plan to increase the aggregate maximum number of shares issuable thereunder by 700,000 to a total of 1,884,250.

                          For          Against     Abstained       No Vote
                          ---          -------     ---------       -------
                        6,155,054      222,932       9,775        1,140,718


                 (iii) Ratification of Coopers & Lybrand, L.L.P. as independent auditors for the Company for fiscal year 1997:

                          For          Against     Abstained       No Vote
                          ---          -------     ---------       -------
                        7,516,665       7,736        4,078            0

          The foregoing matters are described in more detail in the Company's definitive proxy statement dated April 25, 1997.

Item 6.   (a)  Exhibits

               10.1 Business Loan between Silicon Valley Bank and Gynecare dated July 12, 1995 as amended on December 17, 1996
               11.1   Computation of Net Loss Per Share
               27.1   Financial Data Schedule

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed during the quarter.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GYNECARE, INC.




                                    By: /s/ MALCOLM M. FARNSWORTH, JR.
                                        --------------------------------
                                         Malcolm M. Farnsworth, Jr.
                                         Vice President, Finance and
                                         Chief Financial Officer
                                         (Principal Financial Officer),
                                         Secretary




                                    Date:   August 1, 1997
                                          ------------------------------