Form 10-Q
period 1997-09-30
GYNECARE INC
filed 1997-11-14
CIK 1002243

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

Mark One:

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1997 or
                                             ------------------

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                 For the transition period from ____ to ____

                        Commission file number 0-27214

                                GYNECARE, INC.
           (Exact name of registrant as specified in its charter)

               DELAWARE                              94-3197941
       ------------------------------            ------------------
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

                          Yes [ X ]     No [   ]

     The number of shares of Common Stock outstanding as of November 7, 1997 was 8,409,069.

                               TABLE OF CONTENTS
                                                                       Page

Part I.   Financial Information

          Item 1.  Financial Statements

                   Condensed Balance Sheets at September 30, 1997
                   and December 31, 1996                                 3

                   Statements of Operations for the three and nine
                   months ended September 30, 1997 and 1996              4

                   Statements of Cash Flows for the nine months ended
                   September 30, 1997 and 1996                           5

                   Notes to Condensed Financial Statements               6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   8

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                     17

Signatures                                                              18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 GYNECARE, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                      1997               1996
                                                                  -------------     ---------------
                                       ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . .   $  3,423,000       $   3,823,000
  Short-term investments  . . . . . . . . . . . . . . . . . . .      2,365,000           9,248,000
  Accounts receivable, net  . . . . . . . . . . . . . . . . . .        453,000             457,000
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . .        485,000             424,000
  Prepaids and other current assets . . . . . . . . . . . . . .         53,000             254,000
                                                                  ------------       -------------
    Total current assets  . . . . . . . . . . . . . . . . . . .      6,779,000          14,206,000
Property and equipment, net . . . . . . . . . . . . . . . . . .      1,254,000           1,419,000
Prepaid royalties . . . . . . . . . . . . . . . . . . . . . . .      1,895,000           1,900,000
Other assets, net . . . . . . . . . . . . . . . . . . . . . . .        856,000             873,000
                                                                  ------------       -------------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . .   $ 10,784,000       $  18,398,000
                                                                  ------------       -------------
                                                                  ------------       -------------

                                    LIABILITIES
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . .   $  1,300,000     $       481,000
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . .        570,000             634,000
  Current portion of long-term debt . . . . . . . . . . . . . .        283,000             291,000
                                                                  ------------       -------------
    Total current liabilities . . . . . . . . . . . . . . . . .      2,153,000           1,406,000
Long-term debt, net of current portion  . . . . . . . . . . . .        384,000             458,000
                                                                  ------------       -------------
    Total liabilities . . . . . . . . . . . . . . . . . . . . .      2,537,000           1,864,000
                                                                  ------------       -------------


                                STOCKHOLDERS' EQUITY

Common Stock . . . . . . . . . . . . . . . . . . . . . . . . .           8,000               8,000
Additional paid-in-capital . . . . . . . . . . . . . . . . . .      34,039,000          33,748,000
Deferred compensation  . . . . . . . . . . . . . . . . . . . .        (155,000)           (387,000)
Accumulated deficit  . . . . . . . . . . . . . . . . . . . . .     (25,645,000)        (16,835,000)
                                                                  ------------       -------------
    Total stockholders' equity . . . . . . . . . . . . . . . .       8,247,000          16,534,000
                                                                  ------------       -------------
      Total liabilities and stockholders' equity . . . . . . .    $ 10,784,000      $   18,398,000
                                                                  ------------       -------------
                                                                  ------------       -------------


          The accompanying notes are an integral part of these condensed financial statements.

                                GYNECARE, INC.
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                THREE MONTHS                        NINE MONTHS
                                                             ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                             -------------------                -------------------
                                                             1997           1996                1997           1996
                                                         -------------  -------------       -------------  -------------

Revenues . . . . . . . . . . . . . . . . . . . . . . .   $    414,000   $    233,000        $    986,000   $    708,000
Cost of goods sold . . . . . . . . . . . . . . . . . .        437,000        446,000           1,244,000      1,146,000
                                                         -------------  -------------       -------------  -------------
  Gross profit . . . . . . . . . . . . . . . . . . . .        (23,000)      (213,000)           (258,000)      (438,000)
                                                         -------------  -------------       -------------  -------------
Operating expenses:
  Research and development . . . . . . . . . . . . . .        849,000      1,079,000           3,136,000      3,583,000
  Selling, general and administrative  . . . . . . . .      2,033,000      1,431,000           5,698,000      3,786,000
                                                         -------------  -------------       -------------  -------------
    Total operating expenses . . . . . . . . . . . . .      2,882,000      2,510,000           8,834,000      7,369,000
                                                         -------------  -------------       -------------  -------------
Loss from operations . . . . . . . . . . . . . . . . .     (2,905,000)    (2,723,000)         (9,092,000)    (7,807,000)
Interest income, net . . . . . . . . . . . . . . . . .         70,000        185,000             282,000        615,000
                                                         -------------  -------------       -------------  -------------
Net loss . . . . . . . . . . . . . . . . . . . . . . .   $ (2,835,000)  $ (2,538,000)       $ (8,810,000)  $ (7,192,000)
                                                         -------------  -------------       -------------  -------------
                                                         -------------  -------------       -------------  -------------
Net loss per share . . . . . . . . . . . . . . . . . .       $  (0.34)     $   (0.31)       $      (1.06)  $      (0.88)
                                                         -------------  -------------       -------------  -------------
                                                         -------------  -------------       -------------  -------------
Shares used in computing net loss per share. . . . . .      8,366,000      8,239,000           8,320,000      8,185,000
                                                         -------------  -------------       -------------  -------------
                                                         -------------  -------------       -------------  -------------

            The accompanying notes are an integral part of these
                      condensed financial statements.

                                GYNECARE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                  NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                              --------------------
                                                                              1997            1996
                                                                         -------------    -------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (8,810,000)   $  (7,192,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .         409,000          297,000
  Amortization of deferred compensation. . . . . . . . . . . . . . . .         101,000          139,000
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . .          42,000           61,000
  Changes in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .         (38,000)         (63,000)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (61,000)         400,000
    Prepaids and other current assets. . . . . . . . . . . . . . . . .         201,000          258,000
    Prepaid royalties. . . . . . . . . . . . . . . . . . . . . . . . .         (47,000)              --
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .              --           17,000
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .         819,000         (495,000)
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .         (64,000)         191,000
                                                                         -------------    -------------
      Net cash used in operating activities. . . . . . . . . . . . . .      (7,448,000)      (6,387,000)
                                                                         -------------    -------------

Cash flows from investing activities:
  Acquisition of property and equipment. . . . . . . . . . . . . . . .        (175,000)        (488,000)
  Acquisition of patent rights and related technical information . . .              --         (400,000)
  Purchase of investments. . . . . . . . . . . . . . . . . . . . . . .      (1,958,000)     (20,530,000)
  Maturity of investments. . . . . . . . . . . . . . . . . . . . . . .       8,841,000        9,778,000
                                                                         -------------    -------------
    Net cash provided by/(used in) investing activities. . . . . . . .       6,708,000      (11,640,000)
                                                                         -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock . . . . . . . . . . . . . . .         365,000          116,000
  Proceeds from issuance of Common Stock pursuant to the
   1995 Employee Stock Purchase Plan . . . . . . . . . . . . . . . . .          91,000               --
  Repurchase of unvested shares upon employee termination. . . . . . .         (35,000)              --
  Proceeds from issuance of debt . . . . . . . . . . . . . . . . . . .         137,000               --
  Payments on debt . . . . . . . . . . . . . . . . . . . . . . . . . .        (218,000)        (219,000)
                                                                         -------------    -------------
    Net cash provided by/(used in) financing activities  . . . . . . .         340,000         (103,000)
                                                                         -------------    -------------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .        (400,000)     (18,130,000)
Cash and cash equivalents at beginning of period . . . . . . . . . . .       3,823,000       22,330,000
                                                                         ------------     -------------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .   $   3,423,000    $   4,200,000
                                                                         -------------    -------------
                                                                         -------------    -------------

  Supplemental cash flow information:
  Interest paid during the period. . . . . . . . . . . . . . . . . . .   $      54,000    $      52,000
                                                                         -------------    -------------
                                                                         -------------    -------------


                The accompanying notes are an integral part of these
                         condensed financial statements.

                                GYNECARE, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1997
                                (UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited financial statements have been prepared by Gynecare in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

    The financial statements should be read in conjunction with the audited financial statements and notes thereto included in Gynecare's Annual Report on Form 10-K, for the year ended
    December 31, 1996, filed with the Securities and Exchange
    Commission pursuant to Section 13 of the Securities Exchange Act of 1934.

1.  CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND INVESTMENTS

    All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.
    The Company accounts for investments under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), whereby investments that are deemed by management to be held-to-maturity are reported at amortized cost. All investments as of September 30, 1997 are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value.

2.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:


                               September 30,       December  31,
                                   1997                1996
                               -------------       -------------
        Raw materials          $  148,000          $  121,000
        Work-in-proces            166,000             105,000
        Finished goods            171,000             198,000
                               ----------          ----------
                               $  485,000          $  424,000
                               ----------          ----------
                               ----------          ----------

4.  RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on Gynecare's financial position, results of operations or cash flows.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after

    December 15, 1997, and a reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 is not expected to have a material impact on Gynecare's financial position, results of operations or cash flows.

    In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise."
    SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. SFAS 131 will not have a material impact on Gynecare's financial position, results of operations or cash flows.

5.  RECENT BUSINESS DEVELOPMENTS

    On August 4, 1997, Gynecare executed a definitive merger agreement with Johnson & Johnson ("Johnson & Johnson"), providing for a stock-for-stock merger valued at approximately $79 million. Gynecare will become a wholly-owned subsidiary of Johnson & Johnson. In the event the merger agreement is terminated for any reason other than (a) a failure to obtain stockholder approval at the special meeting of stockholders or (b) due to an uncured breach a wholly-owned subsidiary of a representation, warranty, covenant or agreement of Gynecare if Gynecare has willfully and intentionally breached the merger agreement, Johnson & Johnson and Gynecare have agreed to enter into a credit agreement under which Gynecare would be able to borrow up to $5,000,000 in draw-down loans
    (each a "Loan") not to exceed $1,000,000 per month. The Loans would bear interest, payable semiannually, at a rate equal to one percent over the prime rate reported from time to time during the term of the Loan in The Wall Street Journal. The principal of all Loans shall be due, with all accrued interest, on the three year anniversary of the date of the credit agreement. The Loans may be prepaid in whole or in part at the discretion of Gynecare, and must be prepaid under certain circumstances where Gynecare obtains additional debt or equity financing. The Loans will be secured by all of the assets of Gynecare, subject to the senior secured position of Silicon Valley Bank on the fixed assets of Gynecare under credit facilities in place as of the date of the merger agreement.

    On September 19, 1997, Gynecare and Ethicon, Inc. ("Ethicon") entered into a distribution agreement by which Ethicon will serve as a non-exclusive distributor for Gynecare's VersaPoint and ThermaChoice products in the United States for a period of six months. The distribution agreement was negotiated on an arm's-length basis and may be terminated by either party for any reason by giving the other party 30 days' notice.

6.  LITIGATION

    On September 3, 1997, Gynecare was served with a complaint filed by John
    A. Aronica, a former shareholder of Origin, in the United States District Court for the District of Connecticut. The complaint names Gynecare, Eli Lilly & Company, Inc., Origin and a former officer and a current officer of Origin. The complaint alleges fraud, breach of the duty of good faith and fair dealing, breach of fiduciary duties of officers and directors of Origin and fraudulent conveyance arising from the original formation transactions of Origin and Gynecare and seeks unspecified damages. Gynecare filed a motion to dismiss the complaint on October 6, 1997. While Gynecare believes that the complaint is without merit, the litigation is at an early stage and there can be no assurance that Gynecare will prevail. The ultimate outcome of this action cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying financial statements.

    PART I.        Continued-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    THIS SECTION OF THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS
FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SUBSECTION ENTITLED "FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK" COMMENCING ON PAGE 10.

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A contained in Gynecare's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

RESULTS OF OPERATIONS

    Revenues increased 78% to $414,000 in the third quarter of fiscal 1997 and 39% to $986,000 in the first nine months of fiscal 1997 from $233,000 and $708,000 in the corresponding periods of fiscal 1996. The growth in revenues in the first nine months of 1997 over the corresponding period of fiscal 1996 was primarily the result of shipments of VersaPoint products made to Ethicon, Inc. under the distribution agreement signed in September 1997, and direct sales to hospitals in the United States made through Ethicon sales representatives.

    Cost of goods sold decreased 2% to $437,000 in the third quarter of fiscal 1997 and increased 8% to $1,244,000 in the first nine months of fiscal 1997 from $446,000 and $1,146,000 in the corresponding periods of fiscal 1996. The increase in cost of goods sold during the first nine months of 1997 over the corresponding period of fiscal 1996 was primarily the result of underutilized capacity in the Company's manufacturing facility in Menlo Park, California, and the cost of non-revenue generating product shipped to support the Company's efforts to achieve third-party reimbursement in international markets. This increase was partially offset by a decrease in cost of goods sold during the third quarter of 1997 compared to the same period of 1996. This decrease was primarily due to a change in the mix of products sold during the period and a decrease in the amount of non-revenue product shipped to international distributors.

    The Company's research and development expenses decreased 21% to $849,000 and 12% to $3,136,000 for the quarter and nine month period ended September 30, 1997 from $1,079,000 and $3,583,000 for the corresponding periods of fiscal 1996. This decrease was principally due to decreased expenditures resulting from the completion of the U.S. clinical trials of the ThermaChoice Uterine Balloon Therapy system, which commenced in January 1996 and ended in early October 1996, and the absence of costs associated with the clinical studies and submission for FDA clearance to market VersaPoint in the U.S. Such FDA clearance was received in November 1996.

    The Company's selling, general and administrative expenses increased 42% to $2,033,000 and 51% to $5,699,000 for the third quarter and first half of fiscal 1997 from $1,431,000 and $3,786,000 for the corresponding periods of fiscal 1996. The increase was primarily the result of Gynecare's increased investment in sales and marketing activities including retention of direct marketing personnel in Canada and several other European countries, Gynecare's efforts to obtain reimbursement in international markets, and managing the international distributor network, and the expenses incurred related to the merger agreement signed by Gynecare and Johnson & Johnson on August 4, 1997. Growth in Gynecare's sales and marketing, accounting and administrative staff from ten employees at September 30, 1996, to twenty-two at September 30, 1997, further contributed to the increase in selling, general and administrative expenses.

    Net interest income decreased to $70,000 and $282,000 for the quarter and nine month periods ended September 30, 1997 from $185,000 and $615,000 for the corresponding periods of fiscal 1996. The decrease is primarily the result of the decreased level of cash and investments held by Gynecare during the third quarter and first nine months of fiscal 1997 compared to those held during the corresponding periods of fiscal 1996. This decreased level of cash and investments is the result of expending such resources to fund continuing operations.

    As a result of all of the above factors, Gynecare's total net loss increased to $2,835,000 and $8,810,000 for the quarter and nine month periods ended September 30, 1997 from $2,538,000 and $7,192,000 for the corresponding periods ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, Gynecare's cash expenditures have significantly exceeded its revenues, resulting in an accumulated deficit of $25,645,000 at September 30, 1997. The Company has funded its operations primarily through the private placement of equity securities aggregating $15,361,000 during 1994 and 1995 and the completion of its initial public offering in November 1995 aggregating net proceeds of $15,223,000.

    Cash used by Gynecare's operations was $7,448,000 for the nine months ended September 30, 1997, as compared to $6,387,000 for the corresponding period in fiscal 1996. Cash was used during the first nine months of fiscal 1997 primarily to fund the expansion of marketing programs for the ThermaChoice Uterine Balloon Therapy system in the U.S. and in international markets, the costs of obtaining reimbursement in existing markets, the ongoing development of the ThermaChoice Uterine Balloon Therapy and VersaPoint systems, and increased general and administrative expenses to support expanded operations. The decrease in short-term investments by $6,883,000 from $9,248,000 on December 31, 1996 to $2,365,000 on September
30, 1997 resulted primarily from the use of cash by Gynecare's operations.
In addition, accounts payable increased by $819,000 from $481,000 on December 31, 1996 to $1,300,000 on September 30, 1997 primarily as a result of increased purchases in support of increased levels of manufacturing and sales.

    The Company's capital expenditures for the first nine months of fiscal 1997 and for the corresponding period in fiscal 1996 were $175,000 and $488,000, respectively. The decreased level of capital expenditures during the first nine months of fiscal 1997 compared to the corresponding period in fiscal 1996 was due primarily to reduced capital requirements to support U.S. clinical studies of the ThermaChoice Uterine Balloon Therapy system which commenced in January 1996. The patient treatment phase of this study ended in October 1996. In addition, levels of capital expenditures during the first nine months of fiscal 1996 were higher as a result of Gynecare's relocation to a new facility in the fourth quarter of 1995.

    At September 30, 1997, Gynecare had outstanding borrowings totaling $668,000 under two secured credit facilities. Borrowings bear interest at the bank's prime rate plus 1.25%-1.50% per annum, are required to be repaid in monthly installments over 30 months, and are secured by a pledge of all of Gynecare's equipment and fixtures.

    The Company believes that its cash, cash equivalents and investments together with interest thereon will be sufficient to fund its operations and capital requirements through December 31, 1997. The estimate of this time period is a forward-looking statement involving risks and uncertainties, including the timing of FDA approval of the ThermaChoice Uterine Balloon Therapy system and demand for and market acceptance of Gynecare's products, the progress of Gynecare's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources Gynecare devotes to developing, manufacturing and marketing its products, the resources required to hire and develop a direct sales force in the United States, the resources required to expand manufacturing capacity and facilities requirements, the costs of obtaining reimbursement for use of Gynecare's ThermaChoice Uterine Balloon Therapy and VersaPoint systems in new and existing markets, and other factors. As such, there can be no assurance that Gynecare will not require additional financing prior to the end of 1997 and, therefore, may be required to seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital prior to such time. Additional funding may not be available when needed or on terms acceptable to Gynecare, which would have a material adverse effect on Gynecare's business, financial condition and results of operations.

    On August 4, 1997, Gynecare executed a definitive merger agreement with Johnson & Johnson ("Johnson & Johnson"), providing for a stock-for-stock merger valued at approximately $79 million. Gynecare will become a wholly-owned subsidiary of Johnson & Johnson. In the event the merger agreement is terminated for any reason other than (a) a failure to obtain Stockholder Approval at the special meeting of stockholders or (b) due to an uncured breach of a representation, warranty, covenant or agreement of Gynecare if Gynecare has willfully and intentionally breached the merger agreement, Johnson & Johnson and Gynecare have agreed to enter into a credit agreement under which Gynecare would be able to borrow up to $5,000,000 in draw-down loans (each a "Loan") not to exceed $1,000,000 per month. The Loans would bear interest, payable semiannually, at a rate equal to one percent over the prime rate reported from time to time during the term of the Loan in The Wall Street Journal. The principal of all Loans shall be due, with all accrued interest, on the three year anniversary of the date of the credit agreement. The Loans may be prepaid in whole or in part at the discretion of Gynecare, and must be prepaid under certain circumstances where Gynecare obtains additional debt or equity financing. The Loans will be secured by all of the assets of Gynecare, subject to the senior secured position of Silicon Valley Bank on the fixed assets of Gynecare under credit facilities in place as of the date of the merger agreement.

     On September 19, 1997, Gynecare and Ethicon entered into a distribution agreement by which Ethicon will serve as a non-exclusive distributor for Gynecare's VersaPoint and ThermaChoice products in the United States for a period of six months. The distribution agreement was negotiated on an arm's-length basis and may be terminated by either party for any reason by giving the other party 30 days' notice.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on Gynecare's financial position, results of operations or cash flows.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 is not expected to have a material impact on Gynecare's financial position, results of operations or cash flows.

    In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. SFAS 131 will not have a material impact on Gynecare's financial position, results of operations or cash flows.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

    Gynecare operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond Gynecare's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

    RISKS OF INTERNATIONAL SALES. To date, substantially all of Gynecare's sales have been outside the United States, and Gynecare anticipates that a significant portion of its revenues for the next year may continue to be derived from international sales. Gynecare currently markets and sells its products internationally through a network of distributors. Gynecare's international sales are dependent upon the marketing efforts of, and sales by, these distributors. Gynecare may also rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets. Gynecare's use of small distributors increases the risks associated with financial instability, which includes the risk that distributors will cease operations or will be unable to satisfy financial obligations to Gynecare. If a distributor were to fail to invest adequate capital promoting Gynecare's products or were to cease operations, Gynecare would likely be unable to achieve significant sales in the territory. To market its products in the United States, Gynecare will need to establish a distribution network which may consist of direct sales representatives, independent sales representatives, independent distributors, or a combination of these. There can be no assurance that

Gynecare will establish U.S. distribution networks for the ThermaChoice Uterine Balloon Therapy and VersaPoint systems in a timely manner. The failure to establish such distribution would have a material adverse effect on Gynecare's business, financial condition and results of operations.

    A number of other risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations and fluctuations in foreign currency exchange rates. There can be no assurance that Gynecare will be able to successfully commercialize the ThermaChoice Uterine Balloon Therapy system, VersaPoint system, or any future product in any market.

    DEPENDENCE ON LICENSES, PATENTS AND PROPRIETARY TECHNOLOGY. Gynecare's success depends in part on its ability to retain licenses, obtain patent protection for products and processes, and preserve its trade secrets and proprietary technology. Gynecare's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business.

    The validity and breadth of claims covered in medical device technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents will be issued from pending patent applications or from any future patent applications, that the scope of any patent protection will exclude competitors or provide competitive advantages to Gynecare, that any of Gynecare's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by Gynecare. For example, one of Gynecare's competitors filed a third party observation investigating prior art patents as they relate to a European patent application licensed to Gynecare for the ThermaChoice product. As a result, the claims were amended and the patent was issued. This competitor has filed a similar action in connection with Gynecare's prosecution of corresponding patents in Australia. As a result, the claims have been amended and a patent will be issued. Further, Gynecare believes such competitor recently filed in the U.S. Patent Trademark Office a request for re-examination of two issued patents related to Gynecare's ThermaChoice product which request for re-examination has been granted by the Patent Trademark Office based on certain prior art references presented to such office, certain of which were the subject of the European observation. The United States Patent and Trademark Office recently issued a Notice of Intent to Issue Re-examination Certificate for one of these patents in which the claims had been amended. Subsequently, the same party filed a second request for re-examination for both patents citing an additional reference. The U.S. Patent and Trademark Office granted each of the second requests for re-examination. There can be no assurance that these patents will be held valid after the re-examination proceedings or, that if held invalid, such invalidity would not have a material adverse effect on Gynecare's business, financial condition or results of operations.

    Gynecare believes that it is currently in compliance with the terms of its license agreements. In the event of a material breach of Gynecare's license agreements, including the failure to purchase minimum quantities under one of such agreements, the licensed rights revert back to the licensors. The reversion of rights under Gynecare's license agreements could have a material adverse effect on Gynecare's business and results of operations.

    In addition to patents, Gynecare relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through proprietary information agreements with employees, consultants and advisors, including members of the medical advisory board. The Company's proprietary information agreements with its employees and consultants contain industry standard provisions requiring such individuals to assign to Gynecare without additional consideration any inventions conceived or reduced to practice by them while employed or retained by Gynecare, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and advisors will not be breached, that Gynecare will have adequate remedies for any breach or that Gynecare's trade secrets will not otherwise become known to or independently developed by competitors.

    There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by Gynecare, may be necessary to enforce patents issued or licensed to Gynecare, protect trade secrets or know-how owned by Gynecare, defend Gynecare against claimed infringement of the rights of others or determine the ownership, scope or validity of the proprietary rights of Gynecare and others. An adverse determination in any such litigation could subject Gynecare to significant liabilities to third parties, require Gynecare to seek licenses from third parties and prevent Gynecare from manufacturing, selling or using its products, any of which could have a material adverse effect on Gynecare's business, financial condition and results of operations. In the event of such an adverse determination, there can be no assurance whether a license would be offered on terms acceptable to Gynecare, or at all.

    EFFECTS OF GOVERNMENT REGULATION. The manufacture and sale of medical devices, including the ThermaChoice Uterine Balloon Therapy and VersaPoint systems, are subject to extensive regulation by numerous government authorities in the United States and other countries. The ThermaChoice Uterine Balloon Therapy system is regulated as a medical device and is also subject to the FDA's PMA requirements. As a result, Gynecare will not be able to commence marketing and commercial sales of the ThermaChoice Uterine Balloon Therapy system in the United States unless and until it receives a PMA for marketing of such product from the FDA.

    In 1996, Gynecare received an IDE from the FDA to conduct a study of the ThermaChoice Uterine Balloon Therapy system and completed the patient treatment phase of its U.S. clinical trials in October 1996. Gynecare's PMA application for the ThermaChoice system has been filed by the FDA. On October 6, 1997, the Ob/Gyn Devices Advisory Panel of the FDA recommended to the FDA that it approve Gynecare's PMA application, subject to certain conditions. The FDA will consider the Advisory Panel's recommendation in the final review of Gynecare's PMA application. These conditions include: completion of one-year follow-up data on all patients treated in the U.S. clinical trial; revision of professional and patient labeling; resolution of certain software and minor engineering issues; monitoring of patients treated with ThermaChoice for two years after premarket approval; and collaboration with the FDA to resolve certain physician training issues. The ThermaChoice system is not approved for marketing in the United States and the Advisory Panel's recommendation does not imply that a decision about the approvability of the application has been made by the FDA. There can be no assurance as to whether Gynecare will receive a PMA for any of its products. In addition, if approval is received, there can be no assurance that it will not be for a more limited indication than Gynecare has requested, which could limit the addressable market of the ThermaChoice Uterine Balloon Therapy system and have a material adverse effect on Gynecare's business, financial condition and results of operations. There can be no assurance that Gynecare will not be required to conduct additional clinical trials for the ThermaChoice Uterine Balloon Therapy system which may result in substantial cost and delays. In addition, changes in existing regulations or adoption of new government regulations or policies could prevent or delay regulatory approval of Gynecare's products. Furthermore, if a PMA is granted, subsequent modifications to the approved device or manufacturing process may require a supplemental PMA or may require the submission of a new PMA application, which could require substantial additional clinical efficacy data and FDA review. Failure to obtain a PMA or to obtain such approval on a timely basis would have a material adverse effect on Gynecare's business, financial condition and results of operations. In addition, FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Failure to comply with applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, FDA warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution, which would have a material adverse effect on Gynecare's business, financial condition and results of operations.

    In the United States, the VersaPoint system is also regulated as a medical device and is subject to extensive regulation by numerous government authorities in the United States and other countries. Gynecare received notification of FDA clearance to market the system in the United States for fibroids, polyps, adhesions and divided septa. However, if Gynecare wished to propose modifications or enhancements to the VersaPoint system or use the system for other indications such as laparoscopic indications, and such major changes could affect the safety or effectiveness of the device, a new 510(k) submission would be required. If Gynecare believes that its modifications to the device do not require the submission of a new 510(k) notice, there can be no assurance that the FDA will agree with any of Gynecare's determinations not to submit a new 510(k) notice for any of the changes. If the FDA requires Gynecare to submit a new 510(k) notice for any product modification, Gynecare may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA. Such a prohibition could have a material adverse effect on Gynecare's business, financial condition and results of operations.

    Every company that manufactures or assembles medical devices is required to register with the FDA and adhere to applicable FDA regulations regarding Good Manufacturing Practices ("GMP") and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other regulatory requirements will be monitored through periodic inspections by state and federal agencies, including the FDA. Gynecare believes that its design, manufacturing and quality control procedures will comply with the FDA's GMP regulations. In addition, marketed products are subject to continuing FDA scrutiny for compliance with the FDA's requirements relating to promotional activities. Gynecare has obtained a license as a medical device manufacturer from the Food and Drug Branch of the California Department of Health Services. State agencies' regulations impose certain procedural and documentation requirements upon Gynecare with respect to manufacturing and quality assurance activities. In 1995, Gynecare implemented policies and quality systems which allowed Gynecare to receive ISO 9001 and EN 46001 certification. These standards for certification have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules which require that medical products receive a CE mark by mid-1998, an international symbol of quality and compliance with applicable European medical device directives. EN 46001 certification is one of the CE mark certification requirements. Beginning in November 1995, Gynecare's quality assurance systems were audited by TUV, a European Community-approved notified body. Upon a satisfactory review by TUV in January 1996, Gynecare was awarded EN 46001, ISO 9001 and CE mark certification for the ThermaChoice Uterine Balloon Therapy system. To retain such certification, Gynecare must adequately maintain its quality assurance systems and undergo an annual audit by TUV. In August 1996, Gynecare passed a TUV surveillance inspection to extend the validity of its ISO certificate until February 1999. Gynecare's success will depend in part on its ability to manufacture its products in compliance with GMP and EN 46001 and other regulatory requirements, in sufficient quantities and in a timely manner, while maintaining product quality and acceptable manufacturing costs. Failure to increase production volumes in a timely or cost-effective manner or to maintain compliance with GMP and EN 46001 and other regulatory requirements could have a material adverse effect on Gynecare's business, financial condition and results of operations.

    Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the products may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Failure to comply with applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, FDA warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution, which would have a material adverse effect on Gynecare's business, financial condition and results of operations.

    Sales of medical devices outside of the United States are subject to international regulatory requirements that vary widely from country to country. The requirements for approval for sale internationally differ from those required for FDA approval. In 1996, Gynecare obtained the CE mark for the ThermaChoice Uterine Balloon Therapy system. In 1997, Gynecare obtained the CE mark for the VersaPoint system. There can be no assurance, however, that Gynecare will be able to maintain compliance required for CE marking. Failure to do so would mean that Gynecare could not sell its products in the European Economic Area, which could have a material adverse effect upon Gynecare's business, financial condition and results of operations.

    UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT. In the United States, health care providers, such as hospitals and physicians that purchase medical devices for treatment of their patients, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed with these devices.

    Gynecare's success will be dependent upon, among other things, its ability to obtain satisfactory reimbursement from health care payors for the ThermaChoice Uterine Balloon Therapy and VersaPoint systems. Gynecare does not expect that third-party reimbursement will be available, if at all, for use of the ThermaChoice Uterine Balloon Therapy system in the United States unless and until FDA approval is received. If FDA approval is received, third-party reimbursement for the ThermaChoice Uterine Balloon Therapy system will be dependent upon decisions by the Health Care Financing Administration ("HCFA") for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. While Gynecare believes that the ThermaChoice Uterine Balloon Therapy procedure may be reimbursed in the United States under existing procedure codes for endometrial ablation and that the VersaPoint procedure may be reimbursed under existing procedure codes for surgical resection, there can be no assurance that this will occur or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease healthcare costs in recent years, there can be no assurance that any reimbursement will be sufficient to ensure profitability.

    Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country by country basis. Many international markets have government managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government managed systems. Large scale market acceptance of the ThermaChoice Uterine Balloon Therapy and VersaPoint systems will depend on the availability and level of reimbursement in international markets targeted by Gynecare. Only recently has Gynecare's ThermaChoice Uterine Balloon Therapy system obtained reimbursement for a small number of cases in several countries internationally. The VersaPoint system has not yet been approved for reimbursement in any international market. Obtaining reimbursement approvals can require 12 to 18 months or longer. There can be no assurance that Gynecare will obtain reimbursement in any other countries within a particular time, for a particular amount, or at all.

    Regardless of the type of reimbursement system, Gynecare believes that physician advocacy of the ThermaChoice Uterine Balloon Therapy and VersaPoint systems will be required to obtain reimbursement. Availability of reimbursement will depend not only on the clinical efficacy and procedure cost, but also on the duration of the relief provided by the procedure.
There can be no assurance that reimbursement for Gynecare's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of the ThermaChoice Uterine Balloon Therapy and VersaPoint systems. Failure by physicians, hospitals and other users of Gynecare's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing Gynecare's products would have a material adverse effect on Gynecare's business, financial condition and results of operations.

    RISKS OF COMPETITION. At present, Gynecare considers its primary competition to be current therapies for the treatment of uterine disorders, including drug therapy, D&C, surgical ablation, surgical resection and hysterectomy. The Company will also compete against other minimally invasive techniques under development for the treatment of dysfunctional uterine bleeding, including other ablation techniques which employ thermal fluid, RF energy or freezing techniques ("cryoablation"). The ThermaChoice Uterine Balloon Therapy system may compete with other systems manufactured and marketed by companies outside of the United States, although such products are not currently approved by the FDA for marketing in the United States.

    There are many large companies with significantly greater financial, manufacturing, marketing, distribution and technical resources and clinical experience than Gynecare. Such companies are developing and marketing devices for surgical removal of the uterus, uterine fibroids, the endometrial lining of the uterus and other uterine tissue or non-surgical methods such as drug therapy. Additionally, there are companies developing alternative methods of uterine tissue ablation that compete with Gynecare. These include the Valley Lab division of Pfizer, Inc., U.S. Surgical Corporation, FemRx, Inc. and Wallsten Medical. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by Gynecare or that would render Gynecare's technologies or products obsolete or non-competitive. The Company also competes with such other companies for clinical sites to conduct trials. Such competition could have a material and adverse effect on Gynecare's business, financial condition and results of operations.

    As a result of the entry of large and small companies into the market, Gynecare expects competition for devices and systems used to treat uterine disorders to increase. The Company believes that the primary competitive factors in the market for treatment of uterine disorders are safety, efficacy, ease of use, reliability and cost-effectiveness. The Company believes that ThermaChoice Uterine Balloon Therapy and VersaPoint systems will be substantially less costly than highly-invasive, traditional surgical procedures and may ultimately replace these procedures in some applications. The Company's products may also enable the physician to perform procedures less invasively with reduced patient trauma in a shorter period of time. As a result, Gynecare believes that its products compete favorably with respect to these factors, although no assurance can be given that it will be able to continue to do so.

    DEPENDENCE ON A LIMITED NUMBER OF PRODUCTS. Currently, the ThermaChoice Uterine Balloon Therapy and VersaPoint systems are the only products being marketed by Gynecare. The Company will be required to obtain regulatory approvals, including PMA approval from the FDA, before the ThermaChoice Uterine Balloon Therapy system can be marketed in the United States and in certain foreign countries, including Japan. Gynecare's PMA application for the ThermaChoice system has been filed by the FDA. On October 6, 1997, the Ob/Gyn Devices Advisory Panel of the FDA recommended to the FDA that it approve Gynecare's PMA application, subject to certain conditions. The FDA will consider the Advisory Panel's recommendation in its final review of Gynecare's PMA application. These conditions include: completion of one-year follow-up data on all patients treated in the U.S. clinical trial; revision of professional and patient labeling; resolution of certain software and minor engineering issues; monitoring of patients treated with ThermaChoice for two years after premarket approval; and collaboration with the FDA to resolve certain physician training issues. The ThermaChoice system is not approved for marketing in the United States and the Advisory Panel's recommendation does not imply that a decision about the approvability of the application has been made by the FDA. There can be no assurance that Gynecare's efforts will be successful or that the ThermaChoice Uterine Balloon Therapy system will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory or reimbursement authorities or successfully marketed. The Company's VersaPoint system has received FDA clearance for marketing in the United States, and Gynecare has made limited shipments of the system. Furthermore, because the ThermaChoice Uterine Balloon Therapy and VersaPoint systems represent Gynecare's principal near-term focus, Gynecare could be required to cease operations if these products are not successfully commercialized. In addition, the continuing follow-up phase of the U.S. clinical trials of the ThermaChoice Uterine Balloon Therapy system may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. Although there has been a significant success rate in the patients treated to date under the current protocol for the ThermaChoice Uterine Balloon Therapy system, there is only limited follow-up data for such patients. As a result, there can be no assurance that the success rate of the procedure will be sustainable or will not decrease over time. If the ThermaChoice Uterine Balloon Therapy system does not prove to be safe and effective in the long-term follow up of clinical trials, there would be a material adverse effect on Gynecare's business, financial condition and results of operations.

    LIMITED OPERATING HISTORY AND REVENUES; ANTICIPATED FUTURE LOSSES. The Company has generated only limited revenues to date and has experienced net losses since its inception. As of September 30, 1997, Gynecare had an accumulated deficit of $25.6 million. The Company expects its operating losses to continue for at least the next several years. In addition, Gynecare expects that it will continue to expend substantial resources to fund clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. There can be no assurance that the ThermaChoice Uterine Balloon Therapy and VersaPoint systems will be successfully commercialized or that Gynecare will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that Gynecare will achieve or sustain profitability in the future.

    UNCERTAINTY OF MARKET ACCEPTANCE. The Company's success is dependent upon acceptance of the ThermaChoice Uterine Balloon Therapy and VersaPoint products by the medical community as reliable, safe and cost-effective treatments for dysfunctional uterine bleeding and benign pathology. The Company is unable to predict how quickly, if at all, its products will be accepted by the medical community or, if accepted, the number of procedures that will be performed. The medical indications that can be treated with the ThermaChoice Uterine Balloon Therapy and VersaPoint systems can also be treated by surgery, drugs or other medical devices. Although Gynecare believes that its products have certain advantages over competing products and technologies, Gynecare does not have long-term clinical data demonstrating such advantages. There can be no assurance that any such advantages will be clinically significant. The ThermaChoice Uterine Balloon Therapy and VersaPoint systems are designed to be used with a local anesthetic in a clinic or physician's office. If physicians recommend or require that the procedures using the ThermaChoice or VersaPoint systems be performed under general anesthesia in a hospital or outpatient surgery center instead of under local anesthesia in a clinic or physician's office, market acceptance of the products would be adversely affected, which would have a material adverse effect on Gynecare's business, financial condition and results of operations. Although Gynecare believes that the ThermaChoice system may be adaptable to other uterine bleeding disorders, there can be no assurance that the product will be clinically effective for any other indications, that regulatory approval of the product for such other indications could be obtained, that treatment of such conditions would be commercially feasible or that additional markets for any such indications will develop. Obtaining FDA approval to market the ThermaChoice Uterine Balloon Therapy system for other indications is likely to require a long period of time and considerable expense. Patient population estimates are subject to inherent uncertainties, and Gynecare is unable to determine with any degree of certainty the number of patients for any indication or the number of patients who are suitable for treatment.

    POTENTIAL FLUCTUATIONS IN FUTURE QUARTERLY RESULTS. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside Gynecare's control. These factors include actions relating to regulatory and reimbursement matters, the extent to which Gynecare's products gain market acceptance, the rate at which Gynecare establishes its network of distributors and direct sales personnel in the U.S. and internationally, the timing and size of customer purchases, which may be influenced by volume purchase discounts and extended payment terms, and competition.

    LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON SINGLE CONTRACT MANUFACTURERS AND SOLE SOURCE SUPPLIERS; SCALE-UP RISK. Gynecare currently manufactures certain components of its products and depends on contract manufacturers for the production of certain components of the ThermaChoice Uterine Balloon Therapy system and the entire VersaPoint system. Gynecare expects to continue to depend on such manufacturers for the foreseeable future. The integration of Gynecare's operations into new facilities, which occurred in November 1995, has resulted and may continue to result in inefficiencies. Specifically, manufacturers often encounter difficulties in production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Gynecare may experience a shortage of manufacturing capacity if the new facility fails to operate as planned. Although Gynecare intends to maintain sufficient levels of inventory to avoid any material disruption resulting from the continuing scale-up of Gynecare's facility, there can be no assurance that Gynecare will be able to manufacture and supply sufficient quantities of products to meet product requirements for commercial sales. Additionally, any delay or difficulty in continuing manufacturing activities at its facility, or the inability of Gynecare's contract manufacturers to supply required materials and Gynecare subsequently not being able to successfully find an alternative source of supply in a timely manner, may have a material adverse effect on Gynecare's business, financial condition and results of operations. For the foreseeable future, Gynecare expects that manufacturing start-up and overhead costs spread over low production volumes combined with the cost of using contract manufacturers to produce the ThermaChoice controller and VersaPoint system will continue to have an adverse effect on gross margins.

    POTENTIAL VOLATILITY OF STOCK PRICE. The securities markets have, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market prices of the Common Stock of many publicly-held medical device companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products by Gynecare or its competitors, developments or disputes concerning patents or proprietary rights, regulatory developments, the issuance of new or changed stock market analyst reports and recommendations, and economic and other external factors, as well as period-to-period fluctuations in Gynecare's financial results, have had and may continue to have in the future a significant impact on the market price of the Common Stock.

    FUTURE CAPITAL NEEDS. The Company's capital requirements depend on a number of factors, including the timing of FDA approval of the ThermaChoice Uterine Balloon Therapy system and demand for and market acceptance of Gynecare's products, the progress of Gynecare's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, the resources Gynecare devotes to developing, manufacturing and marketing its products, the resources required to hire and develop a direct sales force in the United States, the resources required to expand manufacturing capacity and facilities requirements, the costs of obtaining reimbursement for use of Gynecare's ThermaChoice Uterine Balloon Therapy and VersaPoint systems in new and existing markets, and other factors. While Gynecare believes that its cash, cash equivalents and short-term investments together with interest thereon will be sufficient to fund its operations and capital requirements through December 31, 1997, there can be no assurance that Gynecare will not require additional financing prior to the end of 1997. The estimate of this time period is a forward-looking statement involving risks and uncertainties and actual results may differ materially as a result of a number of factors including those noted above. Should additional funding be required, such funding may not be available when needed or on terms acceptable to Gynecare, which would have a material adverse effect on Gynecare's business, financial condition and results of operations.

    CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS. The directors and executive officers of Gynecare, and certain of their affiliates, own approximately 51% of Gynecare's outstanding Common Stock. Accordingly, these persons, individually and as a group, may be able to effectively control Gynecare and direct its affairs and business, including any determination with respect to the acquisition or disposition of assets by Gynecare, future issuances of Common Stock or other securities by Gynecare, declaration of dividends on the Common Stock and the election of directors. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of Gynecare.

PART II.  OTHER INFORMATION

None.

Item 6.   (a)  Exhibits

               11.1 Computation of Net Loss Per Share
               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

                 The Company filed a Current Report on Form 8-K on September 25, 1997 in order to report its proposed merger transaction with Johnson & Johnson.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GYNECARE, INC.


                                       By: /s/ MALCOLM M. FARNSWORTH, JR.
                                          -----------------------------------
                                           Malcolm M. Farnsworth, Jr.
                                           Vice President, Finance and
                                           Chief Financial Officer (Principal
                                           Financial Officer), Secretary


                                       Date:  November 13, 1997
                                            ---------------------------------